Form 10QSB
period 2006-11-01
Barclay Road, Inc.
filed 2006-11-28
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Barclay Road, Inc. (BCYR)
(Exact name of small business issuer as specified in its charter)

Wyoming		20-5571215
(State or other jurisdiction of incorporation of organization)	(Commission file number)	(I.R.S. Employer Identification No.)

5005 Jean Talon Blvd. Suite 200 Montreal, Quebec CA	H3S1G2
(Address of principal executive offices)	(Zip Code)

514-807-5245
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days          ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ YES       ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.       ☐YES    ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of November 1, 2006, there were 422,450,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure
Format:    ☒ YES     ☐ NO

BARCLAY ROAD, INC.

BALANCE SHEET

NOVEMBER 1, 2006

(UNAUDITED)

BARCLAY ROAD, INC.

BALANCE SHEET

NOVEMBER 1, 2006

(UNAUDITED)

INDEX

Notice to Reader	F-1

Balance Sheet	F-2

Notes to Balance Sheet	F-3

NOTICE TO READER

I have compiled the balance sheet of Barclay Road, Inc. as at November 1, 2006 from information provided by management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

CHARLES G. NEUHAUS
CHARTERED ACCOUNTANT

Montreal, Quebec
November 1, 2006

BARCLAY ROAD, INC.
BALANCE SHEET
AS AT NOVEMBER 1, 2006
(UNAUDITED)
(U.S. DOLLARS)

ASSETS

INVESTMENTS - LIFETIME BOOKS (Note 3)	$231,195

INCORPORATION FEES	1,000

$232,195

LIABILITIES

LONG-TERM DEBT
Loan payable shareholder (Note 3)	$232,195

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 4)	-

$232,195

APPROVED ON BEHALF OF THE BOARD:

DIRECTOR

See Notice to Reader dated November 1, 2006

BARCLAY ROAD, INC.
NOTES TO BALANCE SHEET
NOVEMBER 1, 2006
(UNAUDITED)

1.	DEVELOPMENT STAGE COMPANY

Barclay Road, Inc. was incorporated on October 20, 2006 pursuant to the laws of the State of Wyoming.

The company is a development stage company. Please refer to the Company’s latest 15c211 filings for details on the Company’s ongoing research and development program.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenue, as the company has been engaged primarily in software development. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and to develop and market its products.

2.	SIGNIFICANT ACCOUNTING POLICIES

Foreign Exchange

All of the Company’s transactions have been in U.S. currency. The Company’s anticipated market is the US. Therefore, the Company’s exposure to foreign currency exchange risks is currently considered minimal.

Income Taxes
Since the Company is in its development stage and has no income, no income tax expense has been reflected on the financial statements.

3.	INVESTMENTS

On December 7, 1988, a judgement for $231,195 U.S. was issued to the benefit of Herbert L. Becker (a director and shareholder of the company) against Lifetime Books. The shareholder took possession of all assets of Lifetime Books via a judgement lien certificate.

Lifetime Books is a publishing house with more than 1,500 titles. Lifetime Books purchases or licenses manuscripts from authors or from other publishers, and then prints and sells them through bookstores such as Barnes and Noble and Amazon.com.

The value attributed has been established solely by management as is based on the judgement lien certificate assessed. The true valuation has not been attempted.

See Notice to Reader dated November 1, 2006

BARCLAY ROAD, INC.
NOTES TO BALANCE SHEET
NOVEMBER 1, 2006
(UNAUDITED)

4.	SHARE CAPITAL

Authorized:
Unlimited common shares at no par value.

Unlimited preferred shares at no par value.

Issued:

422,450,000 common shares	$-

See Notice to Reader dated November 1, 2006

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

As of the date of this quarterly report, there is no pending litigation against the Company, nor, to the best of the Company’s knowledge, is there any threatened legal action in connection with the activities of the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock and Other Securities Issued During the Quarter

The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.

Item 3: Default upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None

Item 6: Exhibits
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document

31.1*	Rule 13a-14 Certification dated November 27, 2006 by Herbert L. Becker, Chief Executive Officer

32.1**	Section 1350 Certification dated November 27, 2006 by Herbert L. Becker, Chief Executive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Barclay Road, Inc. (Registrant)
Date: November 27, 2006	By /s/ Herbert L. Becker
Herbert L. Becker
Chief Executive Officer and Acting Chief Financial Officer