Form 10KSB
period 2006-12-31
Barclay Road, Inc.
filed 2007-03-30
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:    0-00000

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

WYOMING	20-5571215
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2348 Chemin Lucerne, Suite 253 Ville Mont-Royal, QC Canada	H3R 2J8
(Address of principal executive offices)	(Zip Code)

(514) 807-5245
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, No Par Value

Indicate by checkmark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☐ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)  Of the Act.   ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, as of December 31, 2006:  $1,117,048.00

Number of shares of Common Stock outstanding as of March 8, 2007: 479,262,000

Documents incorporated by reference:  None

BARCLAY ROAD, INC.
INDEX

Part I			Page

	Item 1.	Description of Business	1
	Item 2.	Description of Property	2
	Item 3.	Legal Proceedings	2
	Item 4.	Submission of Matters to a Vote of Security Holders	2

Part II

	Item 5.	Market for Registrant’s Common Equity And Related Stockholder Matters	3
	Item 6.	Management’s Discussion and Analysis or Plan of Operations	4
	Item 7.	Financial Statements
	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 8a.	Controls and Procedures

Part III

	Item 9.	Directors and Executive Officers; Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act
	Item 10.	Executive Compensation
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
	Item 12.	Certain Relationships and Related Transactions

Part IV

	Item 13.	Exhibits and Reports on Form 8-K
	Item 14	Principal Accountant Fees and Services	6

	Signatures		8

	Page F-1 follows Page 12

ITEM 1.     DESCRIPTION OF BUSINESS

Barclay Road, Inc. ("BCYR" or the "Company"), with offices located at Suite 253, 2348 Chemin Lucerne Ville Mont-Royal, QC CA H3R2J8, was organized under the laws of the State of Wyoming on September 21, 2006. BCYR owns a backlist of book titles under the Lifetime Books imprint. The backlist is approximately 1500 titles. The Company is still in the development stage and is not an operating company. There can be no assurance that the printing or selling of books will be developed or that the Company will achieve a profitable level of operation. The company is in the process of signing entertainment acts, which will be marketed and managed by BCYR. Thus far is has signed one act, DoggyBag. BCYR also has, under development, a software solution for the transmission of audio and or radio signals via the Internet.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors, which could materially affect such results and the future performance of the Company, are described below under "Management's Discussion and Analysis or Plan of Operations - Other Matters."

Marketing, Sales and Operations

BCYR will sell it books through bookstores, on line and through book distributors such as Baker & Taylor and Ingram Books. We are preparing both an on line catalog as well as a print catalog which will be distributed to bookstores and our distributors. We will also participate in annual bookseller conventions as well as promote through our website and through solicited emails. We shall promote our entertainers in similar fashion using press releases. We are currently promoting the new band DoggyBag.

Public Relations

Through an agreement with WallSt.Net we have hired the PR firm to handle any public relations tasks for our company. They have already begun to promote and make the public aware of our company.

The Marketing Strategy

Our strategy is based on serving a clearly defined niche market well. By having an identifiable market with available lists and related memberships, the management of The Barclay Group believes we can exceed publishing industry standards for conversion of potential readers. A thirst exists for the published product that "Lifetime Books" will provide. The initial books, published in late summer of 2007 will meet with rave reviews at booksellers and distributors conventions and will be at the bookseller associations. The task is to reach and inform the target market. The strategy is to combine sampling, direct mail, and group membership solicitation to build sales through both Internet, bookseller and newsstand distribution. Multi-channel distribution principles will be employed. Each has a differing margin structure but the combination will maximize the potential reach of the books.

New books are both sample and media based. Sampling will be done to both known book fair organization members and to related mailing lists. Several of these databases are already available to The Barclay Group.

All sales projections through this multi-channel approach will reflect the different pricing and margin considerations pertinent to each.

Competition

A number of companies compete in the publishing industry. We are a niche market and boutique publisher, which fits the need of backlist and staple books for the average family oriented bookseller. Our name is well known and our products have done very well historically.

Patent

We currently have no patents or are we preparing to patent anything at this time.

Production and Manufacturing

We will be tendering out all production, in house we will edit and prepare manuscripts for the printing process.

ITEM 2.    DESCRIPTION OF PROPERTY

At present, the Company does not own any real property.

ITEM 3.    LEGAL PROCEEDINGS

BCYR is not a party to any other litigation nor is its property the subject of any pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the year ending December 31, 2006

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Pink Sheets Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "BCYR." As of December 31, 2006, the Company had approximately 110 holders of record of its Common Stock. These quotations represent prices between dealers, do not include retail mark ups, markdowns or commissions and do not necessarily represent actual transactions.

The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock. The Common Stock commenced trading on November 15, 2006.

	Price
	High	Low
Fiscal Year 2006
Fourth Quarter Ended December 31	$0.09	$0.06

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

Recent Sales of Unregistered Securities

The company has not had any sales of unregistered securities.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies". There is no assurance that future products developed by the Company will be commercially successful products, or that the Company will achieve a profitable level of operations.

Note 6 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern. Our present business operations do not generate any revenue with which to cover our expenses. We will have to raise capital through the placement of our securities in order to remain viable.

Other Matters

We are continuing to incur management and administrative costs, professional fees and other expenses. If we are unable to raise capital we will be unable to fund our plan of operations. Because we will continue to incur net losses, we may have to cease operations entirely. This factor, among others, raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will be able to obtain any additional financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

Results of Operations for the Period October 20,2006 (Date of Formation) through December 31,2006

The Form 10-KSB, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs.

LIQUIDITY

We have no current operations that have generated any revenue. We must rely entirely on private placements of Company stock to pay operating expenses. At December 31, 2006 we had a working capital of $5,000. Since we have no source of revenue, our working capital deficit will increase as we incur additional operating expenses. Presently, we have no external sources of cash and we are dependent upon private placements of our stock for funding.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NEW FINANCIAL ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes". (FIN 48") The interpretation requires a two-step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. FIN 48 also requires explicit disclosures about uncertainties in tax positions including a detailed roll forward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the balance sheet and results of operations but the effect of such implementation is not determinable at this time.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in no incremental stock-based compensation expense during the year ended December 31, 2006. The adoption of SFAS 123(R) did not have a material effect on the balance sheet as of December 31, 2006 or the statement of cash flows for the year ended December 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of No monetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for no monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of no monetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit-related work and all non-audit work performed by our independent accounts, Wiener, Goodman & Company, P.C. is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees expected to be billed to us by Wiener, Goodman & Company, P.C. for the audit of financial statements included in our Annual Reports on Form 10-KSB, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended December 31, 2006 and 2005 are approximately $5,000, respectively.

Audit-Related Fees. We have been billed $-0- and $-0- by Wiener, Goodman & Company, P.C. for the fiscal years ended December 31, 2006 and 2005, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees. We have been billed an aggregate of $-0- and $-0- by Wiener, Goodman & Company, P.C. for the fiscal years ended December 31, 2006 and 2005, respectively, for tax services.

All Other Fees. We have been billed an aggregate of $-0- and $-0- by Wiener, Goodman & Company, P.C. for the fiscal years ended December 31, 2006 and 2005, respectively, for permitted non-audit services.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of our principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

The Audit Committee approved 100% of the services to be rendered by Wiener, Goodman & Company, P.C. for the audit of financial statements included in our Annual Reports on Form 10-KSB.

To our knowledge, there have been no persons, other than Wiener, Goodman & Company, P.C.'s full time, permanent employees who have worked on the audit or review of our financial statements.

1.    Financial Statement Schedules:

All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b)    Reports on Form 10-K:

There were no current reports on Form 10-K filed by the Registrant during the quarter ended December 31, 2006

(c)    The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) which are required to be filed with the Annual Report on Form 10-KSB.

Exhibit Number	Title

Exhibit 5.1	Legal opinion letter from Mr. Mark Van Wagoner

Exhibit 10.1	Merger agreement between Lifetime Books, Inc and Barclay Road, Inc.

Exhibit 10.2	Judgment Lien against Lifetime Books, Inc. in favor of Herbert L. Becker

Exhibit 31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BARCLAY ROAD, INC.

Date: March 29, 2007	By:	/s/ Herbert L. Becker
Herbert L. Becker
President and Chief Executive Officer

BARCLAY ROAD, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheet as of December 31, 2006	F-2

Statement of Operations for the period October 20, 2006 (Date of Formation) through December 31, 2006	F-3

Statement of Stockholders’ (Deficiency) for the period October 20, 2006 (Date of Formation) through December 31, 2006	F-4

Statement of Cash Flows for the period October 20, 2006 (Date of Formation) through December 31, 2006	F-5

Notes to Financial Statements	F-6 - 10

Ten Industrial Way East, Suite 2, Eatontown, NJ 07724 (732) 544-8111 Fax (732) 544-8788 E-mail: tax@wgpc.net

Wiener, Goodmau & Company, P.C. Certified Public Accountants & Consultants Joel Wiener, CPA Gerald Goodman, CPA

Memberships
SEC Practice Section of AICPA
PCPS of AICPA
American Institute of CPA
New Jersey Society of CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Barlay Road, Inc.
Ville Mon-Royal, QC Canada

We have audited the accompanying balance sheet of Barclay Road, Inc. (a development stage company) at December 31, 2006 and the related statement of operations, stockholders' deficiency and cash flows for the period October 20, 2006 (date of formation) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barclay Road, Inc. at December 31, 2006 and the results of operations, and cash flows for the period October 20, 2006 (date of formation) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weiner, Goodman & Company, P.C.

Eatontown, NJ 07724
March 6, 2007

Wiener, Goodman & Company, P.C.
Certified Public Accountants & Consultants

BARCLAY ROAD, INC.
BALANCE SHEET
(A Development Stage Company)

ASSETS

December 31,
2006

Current Assets:
Cash	$4,598

Property and equipment - net	1,420

TOTAL ASSETS	$6,018

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Loan from stockholder	$30,193
Accrued expenses	5,251
Total Current Liabilities	35,444

Commitments and Contingencies

Stockholders' Deficiency:

Preferred stock, no par value
authorized - unlimited - none outstanding	-

Common stock no par value - authorized unlimited;
422,450,000 outstanding	-

Paid in capital	231,195

Deficit accumulated during development stage	(260,621)

Total Stockholders' Deficiency	(29,426)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,018

See notes to financial statements

BARCLAY ROAD, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)

Period
October 20, 2006
(Date of formation)
through
December 31,
2006

Revenues	$-

Cost and expenses:
General and administrative expenses	29,174
Impairment loss	231,195
(260,369)

Loss from operations	(260,369)
Interest expense	(252)

Loss before provision for income taxes	(260,621)

Provision for income taxes	-

Net loss	$(260,621)

Loss per share - basic and diluted	$-

Weighted average number of common shares
outstanding - basic and diluted	422,450,000

See notes to financial statements

BARCLAY ROAD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(A Development Stage Company)

								Deficit
						Additional	Cummulative	Accumulated
		Common Stock		Preferred Stock		Paid	Other	During
	Total	Number of shares	Amount	Number of shares	Amount	in Capital	Comprehensive Expense	Development Stage

Beginning balance, October 20, 2006	$231,195	422,450,000	$-	-	$-	$231,195	$-	$-

Net (loss)	(260,621)			-	-		-	(260,621)

Balance at December 31, 2006	$(29,426)	422,450,000	$-	-	$-	$231,195	$-	$(260,621)

See notes to financial statements

BARCLAY ROAD, INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)

Period
October 20, 2006
(Date of formation)
through
December 31,
2006

Cash flows from operating activities:
Net loss	$(260,621)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	284
Impairment loss	231,195
Changes in operating assets and liabilities:	-
Increase in accrued expenses and accounts payable	5,251
Net Cash Used in Operating Activities	(23,891)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,704)

Cash flows from financing activities:
Loan from stockholder	30,193

Net Increase in cash	4,598

Cash - beginning of period	-

Cash - end of period	$4,598

Supplementary information:
Cash paid during the year for:
Interest	$-
Income taxes	$-

See notes to financial statements

BARCLAY ROAD, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(A DEVELOPMENT STAGE COMPANY)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Barclay Road, Inc. (“Barclay Road” or the “Company”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.

The Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting for Development Stage Companies, issued by the Financial Accounting Standards Board (the “FASB”). Planned principal activities have not yet produced significant revenues, as the Company has been engaged primarily in software development. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and to develop and market its product.

Basis of Presentation

On November 2, 2006, the Company entered into a plan of merger with Lifetime Books, Inc. (“Lifetime Books”). In connection with the plan of merger, the Company acquired the assets and assumed the liabilities of Lifetime Books. For accounting purposes, the plan of merger has been treated as a recapitalization of Lifetime Books (subsidiary) as the acquirer. The financial statements prior to November 2, 2006 are those of Lifetime Books.

As provided for in the plan of merger, the stockholders at Lifetime Books received 422,450,000 of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition. The financial statements reflect the retroactive restatement of Lifetime Books’ historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the plan of merger.

The merger of Lifetime Books was reported as a purchase with no goodwill, with book values considered to be fair value.

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through December 31, 2006, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product. There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its activities. However, there is no assurance that additional capital will be obtained or that the Company will be profitable. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accrued expenses.

The Company's cash and cash equivalents are concentrated primarily in one bank in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

Evaluation of long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Depreciation

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

Income Taxes

Since the Company is in its development stage and has no income, no income tax benefit has been reflected on the financial statements.

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

The principal items giving rise to deferred taxes are certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and future benefit of certain net operating loss carryforward. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be deferred from the Company’s net operating loss carryforward, the Company has recorded a valuation allowance for the entire amount of the deferred assets.

Fair Value of Financial Instruments

For financial instruments including cash, accrued expenses and stockholder loans, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

2.	OTHER ASSETS

On December 7, 1988, a judgment for $231,195 U.S. was issued to the benefit of Herbert L. Becker (a director and shareholder of the Company) against Lifetime Books. The shareholder took possession of all assets of Lifetime Books via a judgment lien certificate.

Lifetime Books is a publishing house with more than 1,500 titles. Lifetime Books purchases or licenses manuscripts from authors or from other publishers, and then prints and sells them through bookstores such as Barnes and Noble and Amazon.com.

As of December 31, 2006, the Company recorded an impairment loss of $231,195 writing down the value of the manuscripts to $-0-.

3.	PROPERTY AND EQUIPMENT

December 31, 2006
Equipment	$1,704
Less: Accumulated Depreciation	284
$1,420

Depreciation expense for the period October 20, 2006 (Date of Formation) through December 31, 2006, amounted to $284.

4.	LOAN FROM STOCKHOLDER

As of December 31, 2006, the loan from stockholder is due Herbert Becker, the Company’s Chief Executive Officer and Director, in the amount of $30,193. The loan bears interest at 5% and interest expense for the period October 20, 2006 (date of formation) through December 31, 2006 amounted to $252 and is included in accrued expenses. The loan is due on demand.

5.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue unlimited no par value common stock. As of December 31, 2006, 422,450,000 common shares are outstanding. All the outstanding common stock is fully-paid and non-assessable.