Form 10QSB
period 2007-05-08
Barclay Road, Inc.
filed 2007-05-08
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

Commission File Number: 000-52332

Barclay Road, Inc.
(Exact name of small business issuer as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2348 Chemin Lucerne Suite 253 Ville Mont Royal, QC H3R2J8
(Address of principal executive offices)

514 807 5245
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
     As of May 3, 2007, issuer had 479,262,000 outstanding shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

BARCLAY ROAD, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARCLAY ROAD, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	December 31, 2006	March 31, 2007

ASSETS

Current Assets:
Cash	$4,598	$2,434
Accounts Receivable		$20,172
Property and equipment - net	1,420	1,420
TOTAL ASSETS	$6,018	$24,026

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Loan from stockholder	$30,193	$30,193
Accrued expenses	5,251	5,251
Total Current Liabilities	35,444	35,444

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, no par value authorized - unlimited; none outstanding	--	--
Common stock, no par value - authorized unlimited; 422,450,000 outstanding	--	--
Paid in capital	231,195	231,195
Deficit accumulated during development stage	(260,621)	(242,613)
Total Stockholders' Deficiency	(29,426)	(11,418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,018	$24,026

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Period	Period
	October 20, 2006	December 31, 2006
	(Date of formation)
	through	through
	December 31, 2006	March 31, 2007

Revenues	$--	$20,172

Cost and expenses:
General and administrative expenses	29,174	2,164
Impairment loss	231,195	231,195
	(260,369)	(213,187)

Loss from operations	(260,369)	(213,187)
Interest expense	(252)	--

Loss before provision for income taxes	(260,621)	(213,187)

Provision for income taxes	--	--

Net loss	$(260,621)	$(213,187)

Loss per share - basic and diluted	$--	$--

Weighted average number of common shares outstanding - basic and diluted	422,450,000	422,450,000

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

							Deficit
					Additional	Cumulative	Accumulated
					Paid	Other	During
	Common Stock		Preferred Stock		in	Comprehensive	Development
Total	Number of shares	Amount	Number of shares	Amount	Capital	Expense	Stage

$ (29,426)	422,450,000	$ --	--	$ --	$231,195	$ --	$ --

(213,187)			--	--		--	(213,187)

$ (242,613)	422,450,000	$ --	--	$ --	$231,195	$ --	$ (213,187)

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Period	Period
	October 20, 2006	December 31, 2006
	(Date of formation)
	through	through
	December 31,	March 31,
	2006	2007

Cash flows from Operating Activities:
Net loss	$(260,621)	$18,008
Adjustments to reconcile net loss to net cash used in operating activities:		(20,172)
Depreciation and amortization	284	--
Impairment loss	231,195	--
Changes in operating assets and liabilities:	--	--
Increase in accrued expenses and accounts payable	5,251	--
Net Cash Used in Operating Activities	(23,891)	(2,164)

Cash flows from Investing Activities:
Purchase of property, plant and equipment	(1,704)	--

Cash flows from Financing Activities:
Loan from stockholder	30,193	--

Net Increase in Cash	4,598	(2,164)

Cash - beginning of period	--	4,598

Cash - end of period	$4,598	$2,434

Supplementary information:
Cash paid during the year for:
Interest	$--
Income taxes	$--

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
Notes to the Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, including the financial statements and notes thereto.

Note 2 - Organization and Summary of Significant Accounting Policies

Nature of Business - Barclay Road, Inc. (the “Company”) specializes in entertainment, publishing, management and providing technology and data integration solutions that increase professional streams of audio and or video through hardwire or wireless technologies, and improved information technology (IT) processes. The Company’s solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the music and entertainment industry.

Principles of Consolidation - There are no consolidations required.

Cash and Cash Equivalents - For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

Revenue Recognition - The Company’s recognition of revenue is at time of contract.

Revenue from management contracts, book sales, licensing, software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value. Fair value is evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

BARCLAY ROAD, INC.
Notes to the Financial Statements
(Unaudited)

Going Concern - During the year ended December 31, 2006 the company suffered a loss of $260,621. For the three months ended March 31, 2007, the Company showed a three-month profit of $18,008 but when the loss carry forward is added in we suffered a loss of $213,187. At March 31, 2007, the Company had a working capital deficit of $242,613. These matters raise doubt about the Company’s ability to continue. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Business Segments - The Company operates in several segments and therefore segment information is not presented.

Fair Value of Financial Instruments - The carrying amounts of the Company’s accounts receivable, restricted cash, accounts payable, notes payable to related parties, notes payable, and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

Property and Equipment - Property and equipment are recorded at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. There were no potential common share stock options or warrants outstanding at March 31, 2007, or at December 31, 2006.

Reclassifications - No amounts in the 2006 information have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately-recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

BARCLAY ROAD, INC.
Notes to the Financial Statements
(Unaudited)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108, but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Note 3 - Restatement of Financial Statements

The financial statements for the three months ended March 31, 2006, have not been restated.

Note 4 - Stockholders’ Equity

No changes.

BARCLAY ROAD, INC.
Notes to the Financial Statements
(Unaudited)

Note 5 - Related Party Transactions

No related party transactions.

Note 6 - Subsequent Events

No subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the mobility software industry, the success of our product-development, marketing, and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We specialize in providing publishing, entertainment, management, technology and data integration solutions that increase entertainment solutions through bookstores, websites, wireless technologies, and improved information technology (IT) processes. Our solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the entertainment industry.

Description of Expenses

General and administrative expenses consist primarily of salaries and related costs for accounting, administration, finance, human resources, and information systems.

Professional fees expenses consist primarily of fees related to legal, outside accounting, auditing, and investor relation’s services.

Selling and marketing expenses consist primarily of advertising, promotional activities, trade shows, travel, and personnel-related expenses.

Research and development expenses consist of payroll and related costs for software engineers, management personnel, and the costs of materials used by these employees in the development of new or enhanced product offerings.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. We have charged our software development cost to research and development expense in our statements of operations.

Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

There are no such comparisons since Barclay Road, Inc. was not in operation during the same time period in 2006; it was dormant at that time.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2006 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenue from books, management, recordings, software licenses and related installation and support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts billed to customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value. Fair value is evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

We also provide information technology management consulting services. To date, these services have been primarily in the entertainment industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately-recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108, but do not expect that it will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on our financial statements.

Liquidity and Capital Resources

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARCLAY ROAD, INC.
(Registrant)

Date: May 3, 2007	By:	/s/ Herbert Becker
Herbert Becker, President, Chief
Executive Officer, and Chief Financial Officer