Form 10QSB
period 2007-09-30
Barclay Road, Inc.
filed 2008-02-04
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☒  NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of July 15, 2007, issuer had 525,000,000 outstanding shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

BARCLAY ROAD, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheet (Unaudited)	3

Statement of Operations (Unaudited)	4

Statement of Stockholders' Equity (Deficiency) (Unaudited)	5

Statement of Cash Flows (Unaudited)	6

Notes to Financial Statements (Unaudited)	7 - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. Exhibits	13

Signature	13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARCLAY ROAD, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

September 30, 2007

ASSETS

Current Assets:
Cash & Other	$100,633
Accounts Receivable	$16,941
Property and equipment - net	1,420
TOTAL ASSETS	$118,994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Loan from stockholder	$30,193
Accrued expenses	5,251
Total Current Liabilities	35,444

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, no par value authorized - unlimited; none outstanding	--
Common stock, no par value - authorized unlimited; 525,000,000 outstanding	--
Paid in capital	337,581
Deficit accumulated during development stage	(242,613)
Total Stockholders' Deficiency	(11,418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$118,994

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

March 31, 2007
through
Sept. 30, 2007

Revenues	$0

Cost and expenses:
General and administrative expenses	5,014
Impairment loss	337,581
(332,567)

Loss from operations	(332,567)
Interest expense	--

Loss before provision for income taxes	(332,567)

Provision for income taxes	--

Net loss	$(332,567)

Loss per share - basic and diluted	$--

Weighted average number of common shares outstanding - basic and diluted	525,000,000

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock		Preferred Stock
Total	Number of shares	Amount	Number of shares	Amount	Additional Paid in Capital	Cumulative Other Comprehensive Expense	Deficit Accumulated During Development Stage

$(29,426)	525,000,000	$--	--	$--	$231,195	$--	$--

(332,567)			--	--		--	(332,567)

$(361,993)	525,000,000	$--	--	$--	$337,581	$--	$(361,993)

Notes to financial statements are an integral part of these financial statements.

BARCLAY ROAD, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

December 31, 2006
through
March 31, 2007

Cash flows from Operating Activities:
Net loss	$332,567
Adjustments to reconcile net loss to net cash used in operating activities:	(20,172)
Depreciation and amortization	--
Impairment loss	--
Changes in operating assets and liabilities:	--
Increase in accrued expenses and accounts payable	--
Net Cash Used in Operating Activities	(317,553)

Cash flows from Investing Activities:
Purchase of property, plant and equipment	--

Cash flows from Financing Activities:
Loan from stockholder	--

Net Increase in Cash	(1,799)

Cash - beginning of period	2,434

Cash - end of period	$633

Supplementary information:
Cash paid during the year for:
Interest
Income taxes

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. There were no potential common share stock options or warrants outstanding at December 31, 2007, or at December 31, 2006.

Reclassifications - No amounts in the 2006 information have been reclassified to conform to the 2007 presentation.

BARCLAY ROAD, INC.
Notes to the Financial Statements
(Unaudited)
(continued)

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

BARCLAY ROAD, INC.
Notes to the Financial Statements
(Unaudited)
(continued)

Note 3 - Restatement of Financial Statements

The financial statements for the three months ended March 31, 2007, have not been restated.

Note 4 - Stockholders’ Equity

No changes.

Note 5 - Related Party Transactions

No related party transactions.

Note 6 - Subsequent Events

In May of 2007, Barclay Road purchased the assets, name and domain along with its system of CommoditiesAlerts.comwith a value of $100,000.00.

ITEM 2. MANAGE MENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Comparison of Three Months Ended September 31, 2007 and 2006

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

ITEM 3. CON TROLS AND PROCEDURES

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

BARCLAY ROAD, INC.
(Registrant)

Date: January 31, 2008	By:	/s/ Herbert Becker
Herbert Becker, President, Chief
Executive Officer, and Chief Financial Officer