Form 10-K
period 2007-12-31
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                           to

Commission File No. 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

PSEO ALCOBENDAS -  10 A CENTRO COMERCIAL BOULEVAR ALCOBENDAS, SPAIN 28109 (Address of principal executive offices)
(732) 720-2300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes □   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes □   No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes □ No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □ Non-accelerated filer □	Accelerated filer □ Smaller reporting company x (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes x No □

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $-0-.

Number of shares of common stock of the registrant outstanding as of June 30, 2011: 41,743,768.

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

All forward-looking statements included in this report address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions. Readers should specifically consider the factors identified in this report that could cause actual results to differ before making any investment decision.

Any forward-looking statements speak only as of the date of this report. Subject to any obligations under applicable law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. All subsequent written and oral forward-looking statements attributable to us, and those acting on behalf of us, are expressly qualified in their entirety by this section.

PART I

Item 1.  Business.

Barclay Road, Inc. (“Barclay Road” or the “Company”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.  We are a development stage company.  On November 2, 2006, the Company entered into a plan of merger with Lifetime Books, Inc. (“Lifetime Books”).  In connection with the plan of merger, the Company acquired the assets and assumed the liabilities of Lifetime Books.  As provided for in the plan of merger, the stockholders at Lifetime Books received 251,720 of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  As of December 31, 2007, the Company sold its investment in Lifetime Books to Herbert C. Becker ("Becker") in exchange for the Company's obligation to Becker.  See Note 4 to the Company’s Financial Statements included in this Annual Report for further information.

Recent Developments

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its common stock which became effective on that date.

Changes in our Board of Directors

At a meeting of the Board of Directors of the Company held on July 2, 2008, Eduardo Valero Erana was appointed to fill a vacancy in our Board of Directors and was elected Chairman of the Board, President and Chief Executive Officer of the Company.   Following the election of Mr. Valero as a director, Herbert L. Becker resigned as a director and as Chairman of the Board and President.

Liquidity and Financial Resources

As of December 31, 2007, the Company had approximately $763 of cash on hand.  Through December 31, 2007, the Company was in the development stage, had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $953,509 and has a working capital deficiency in the amount of $7,489, at December 31, 2007.  The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing.  Management is actively seeking additional capital to ensure the continuation of its activities.  However, there is no assurance that additional capital will be obtained or that the Company will be profitable.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

With the sale of our Lifetime Books business, our Board of Directors has determined that our business model should be re-evaluated to identify and acquire another business through a business combination. We believe it may be necessary to acquire another business to prevent our having to cease operations. As of the date of this report, we are focusing our efforts on identifying such a business.  As of this date, we have not entered into any agreements relating to any such acquisitions.

We do not intend to restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. It is impossible to predict at this time the status of any business that we may seek to acquire, in that such business may need additional capital, may desire to have its shares publicly traded, or may value other perceived business or financial advantages that we offer.

We anticipate that the search for a business combination will be complex and extremely risky. Due to general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of certain acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering, subject to compliance, however, with the filings required by the rules and regulations of the Securities and Exchange Commission with regard to the acquisition. Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

         o     available technical, financial and managerial resources;

         o     working capital and other financial requirements;

         o     history of operations, if any;

         o     potential for growth, expansion and profit; and

         o     perceived public recognition of name identification, products and services.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors.

We will rely upon the efforts of our officers and directors in implementing in evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

Employees

As of December 31, 2007, we had no employees.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock.

Risks Related to Our Company, Business and Industry

WE HAVE ONLY A LIMITED OPERATING HISTORY, HAVE NOT OPERATED PROFITABLY SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2007, we generated revenues of $-0-, incurred operating  expenses of $730,635, and had no net income.  As of December 31, 2007, we had  approximately $763 of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

BECAUSE OF OUR FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO OPERATE AS A GOING CONCERN

We have spent substantially all of the investment funds that we have raised so far, and we have earned $-0- in revenues from continuing operations through December 31, 2007.  As a result, as of December 31, 2007, we have a working capital deficiency of ($7,489).  Although within the last year we raised a total of $8,406 from a stockholder loan, our financial condition still raises substantial doubt about our ability to operate as a going concern.

RISKS RELATING TO ACQUISITION OF ANOTHER BUSINESS THROUGH A BUSINESS COMBINATION

SPECULATIVE NATURE OF OUR OPERATIONS

The success of our alternative plan of operation, if we complete the acquisition of another business, will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION

We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity not having any significant operating history or assets, or with a limited potential for earnings.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management and/or affiliates to sell or transfer all or a portion of our common stock held by them and/or to resign as members of our board of directors.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP OR CHANGE IN OUTSTANDING SHARES FOLLOWING A BUSINESS COMBINATION

If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us. In addition, the new owners could change the outstanding shares be effecting a reverse stock split or a forward stock split, thus changing the number of shares our stockholders hold.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The Company does not own or lease any properties.

Item 3.  Legal Proceedings

None.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established trading market for our common stock.  Our common stock is quoted infrequently in the “grey market” under the symbol "BCLR" The last quote for our common stock on December 3, 2010 was $0.05 per share.

Holders of Record

As of June 30, 2011, there were approximately 137 holders of record of our common stock.

Dividends

The Company has never declared or paid any cash dividends on shares of our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. Any future determination to pay dividends is at the discretion of our board of directors and is dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January – April, 2007	40,061 shares of common stock.	Consultant Compensation.	NA	$17.84 per share/NA
May 23, 2007	1,000 shares of common stock issued for the purchase of intangible asset (trade name).	Purchaser of Intangible Asset.	NA	$10 per share/NA
(1) The issuances in exchange for assets or to employees, consultants or investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

Barclay Road, Inc. (“Barclay Road” or the “Company”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.  We are a development stage company.  On November 2, 2006, the Company entered into a plan of merger with Lifetime Books, Inc. (“Lifetime Books”).  In connection with the plan of merger, the Company acquired the assets and assumed the liabilities of Lifetime Books.  As provided for in the plan of merger, the stockholders at Lifetime Books received 251,720 shares of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  As of December 31, 2007, the Company sold its investment in Lifetime Books to Herbert L. Becker ("Becker") in exchange for the Company's obligation to Becker.  See Note 4 to the Company’s Financial Statements included in this Annual Report for further information.

On July 2, 2008, Herbert L. Becker resigned as Chairman of the Board and President of the Company, and Eduardo Valero Erana was elected Chairman of the Board, President and Chief Executive Officer of the Company.

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its common stock which became effective on that date.

PLAN OF OPERATION

With the sale of our Lifetime Books business, our Board of Directors has determined that our business model should be re-evaluated to identify and acquire another business through a business combination. We believe it may be necessary to acquire another business to prevent our having to cease operations. As of the date of this report, we are focusing our efforts on identifying such a business.  As of this date, we have not entered into any agreements relating to any such acquisitions.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE PERIOD FROM INCEPTION TO DECEMBER 31, 2006

During the year ended December 31, 2007, we incurred a net loss of $260,261 compared to a net loss of $260,261 for the period from inception (October 20, 2006) to December 31, 2006. The increase in our net loss for the year ended December 31, 2007 over the period from inception in 2006 is primarily due to an increase of $260,261 in general and administrative expenses, offset by a $231,000 impairment loss in 2006, as compared with no impairment loss in 2007.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2007, we had a working capital deficiency of approximately $7,489, compared with a working capital deficit of approximately $30,846 at December 31, 2006.

At December 31, 2007, we had total assets of approximately $10,763, compared to total assets of approximately $6,018 at December 31, 2006. Cash decreased approximately $4,000 for the year ended December 31, 2007. Net cash used in operating activities in 2007 was approximately $12,241, as compared with approximately $23,891 in 2006; net cash used in investing activities was $-0- in 2007, as compared with cash generated of approximately $1,704 in 2006.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2007, we generated revenues of $-0-, incurred operating  expenses of $730,635, and had no net income.  As of December 31, 2007, we had  approximately $763 of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

We will  have  to  obtain  significant  additional  capital  to  continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans. The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise  substantial doubt about the Company's ability to continue as a going  concern.  The financial  statements do not include any  adjustments  that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in this report. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

BARCLAY ROAD, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	12

Financial Statements

Balance Sheet as of December 31, 2007 and 2006
13
Statement of Operations for the years ended December 31, 2007 and 2006 and for the period October 20, 2006 (Date of Formation) through December 31, 2007	14

Statement of Stockholders’ Equity (Deficiency) for the period October 20, 2006 (Date of Formation) through December 31, 2007	15

Statement of Cash Flows for the years ended December 31, 2007 and 2006 and for the period October 20, 2006 (Date of Formation) through December 31, 2007	16

Notes to Financial Statements	17

Joel Wiener, CPA	WG Wiener Goodman & Company, P.C.
Gerald Goodman, CPA	Certified Public Accountants & Consultants

One Industrial Way West Building A Eatontown, NJ 07724 P: (732) 544-8111 F: (732) 544-8788 E-mail: tax@wgpc.net	Memberships: PCPS of AICPA American Institute of CPA New Jersey Society of CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Barclay Road, Inc.

We have audited the accompanying balance sheets of Barclay Road, Inc. (a development stage company) (“Barclay Road” or the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period October 20, 2006 (Date of Formation) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2007 and 2006 financial statements present fairly, in all material respects, the financial position of Barclay Road, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended and for the period October 20, 2006 (Date of Formation) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As more fully explained in Note 1 to the financial statements, the Company has a deficiency in working capital at December 31, 2007, incurred losses from operations, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.
Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
December 31, 2009

BARCLAY ROAD, INC.
BALANCE SHEET
(A Development Stage Company)

ASSETS
	December 31,
	2007	2006

Current Assets:
Cash	$763	$4,598

Property and equipment - net	-	1,420
Intangible asset	10,000	-

TOTAL ASSETS	$10,763	$6,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Loan from stockholder	$-	$30,193
Accrued expenses	8,252	5,251
Total Current Liabilities	8,252	35,444

Commitments and Contingencies

Stockholders' Equity (Deficiency):

Preferred stock, no par value
authorized - unlimited - none outstanding	-	-

Common stock no par value - authorized unlimited;
292,781 and 251,720 shares outstanding as of
December 31, 2007 and 2006	956,020	231,195

Deficit accumulated during development stage	(953,509)	(260,621)

Total Stockholders' Equity (Deficiency)	2,511	(29,426)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$10,763	$6,018

BARCLAY ROAD, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)

		Period	Period
		October 20, 2006	October 20, 2006
		(Date of formation)	(Date of formation)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	730,635	29,174	759,809
Impairment loss	-	231,195	231,195
	(730,635)	260,369	991,004

Loss from operations	(730,635)	(260,369)	(991,004)
Other income (expense):
Sale of asset	37,747	-	37,747
Interest expense	-	(252)	(252)
	37,747	(252)	37,495

Loss before provision for income taxes	(692,888)	(260,621)	(953,509)

Provision for income taxes	-	-	-

Net loss	$(692,888)	$(260,621)	$(953,509)

Loss per share - basic and diluted	$(2.50)	$(1.04)

Weighted average number of common shares
outstanding - basic and diluted	277,723	251,720

BARCLAY ROAD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(A Development Stage Company)
						Deficit
						Accumulated
						During
		Common Stock		Preferred Stock		Development
	Total	Number of shares	Amount	No of shares	Amount	Stage
Beginning balance,
October 20, 2006	$231,195	251,720	$231,195	-	$-	$-

Net loss	(260,621)			-	-	(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	-	(260,621)

Stock issued for consulting fees	714,825	40,061	714,825	-	-	-

Stock issued for intangible asset	10,000	1,000	10,000	-	-	-

Net loss	(692,888)	-	-	-	-	(692,888)
Balance at December 31, 2007	$2,511	292,781	$956,020	-	$-	$(953,509)

BARCLAY ROAD, INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)

		Period	Period
		October 20, 2006	October 20, 2006
		(Date of formation)	(Date of formation)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(692,888)	$(260,621)	$(953,509)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	568	284	852
Non-cash compensation	714,825	-	714,825
Gain on sale of asset	(37,747)	-	(37,747)
Impairment loss	-	231,195	231,195
Changes in operating assets	-
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	3,001	5,251	8,252
Net Cash Used in Operating Activities	(12,241)	(23,891)	(36,132)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	(1,704)	(1,704)

Cash flows from financing activities:
Loan from stockholder	8,406	30,193	38,599

Net Increase (decrease) in cash	(3,835)	4,598	763

Cash - beginning of period	4,598	-	-

Cash - end of period	$763	$4,598	$763

Supplementary information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

BARCLAY ROAD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Barclay Road, Inc. (“Barclay Road” or the “Company”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.

The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 205-915 "Development Stage Entitites".  Planned principal activities have not yet produced significant revenues, as the Company has been engaged primarily in software development.  The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and to develop and market its product.

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

As provided for in the plan of merger, the stockholders at Lifetime Books received 251,720 shares of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  The financial statements reflect the retroactive restatement of Lifetime Books’ historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the plan of merger.

The merger of Lifetime Books was reported as a purchase with no goodwill, with book values considered to be fair value.

As of December 31, 2007, the Company sold its investment in Lifetime Books to Herbert C. Becker ("Becker") in exchange for the Company's obligation to Becker.  See Note 4 for further information.

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its common stock which became effective on that date.

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through December 31, 2007, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the years ended December 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

Evaluation of long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying indicate the carrying value may not be recoverable in accordance with guidance in ASC 360-15-35, "Impairment or Disposal of Long-Lived Assets".  If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the years ended December 31, 2007 and 2006, the Company issued 40,061 and -0- shares and recorded $714,825 and $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Formation) through December 31, 2007, the Company issued 40,061 shares and recorded $714,825 as stock-based compensation.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2008.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2007, the Company held financial assets measured at fair value on a recurring basis, consisting of cash.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2007.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2007.

Assets at Fair Value as of December 31, 2007 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$ 763

Total	$ 763	$ -	$ -	$ -

The Company had no financial assets accounted for on a non-recurring basis as of December 31, 2007.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2007 and the Company did not have any financial liabilities as of December 31, 2007.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

New Financial Accounting Standards

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-K, the Company has evaluated all subsequent events through December 31, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

INTANGIBLES

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the years ended December 31, 2007 and 2006 and the period October 20, 2006 (Date of Formation) through December 31, 2007,was $-0-, $-0- and $-0-, respectively.

The component of intangible assets are as follows:
December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Tradename	$ 10,000	$ -0-
Amortization expense for the years ending

      December 31,
2008 2009	$2,000 2,000
2010	2,000
2011	2,000
2012	2,000

LOAN FROM STOCKHOLDER

During 2007, the Company owed a principal shareholder $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  As of December 31, 2007, the obligation to the shareholder was $-0. Interest expense for the period October 20, 2006 (date of formation) through December 31, 2007 amounted to $252.

STOCKHOLDERS’ DEFICIENCY

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All shares and per share information have been revised to give retroactive effect to the reverse stock split.

See Note 6, "Net loss per common shares" for the impact on the Company's earnings per share amounts as a result of the reverse stock split.  The stock split in 2008 resulted in the decrease of approximately 504.3 million shares of common stock.

6.           NET LOSS PER COMMON SHARE

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended December 31, 2007 and 2006.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Title
Eduardo Valero Erana	63	President, Chief Executive Officer and Director

Our board of directors is comprised of one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected at the annual meeting of our board of directors, which immediately follows the annual meeting of our shareholders.

Biographies

The following is a brief summary of the educational and professional background over the past five years of each of our directors, executive officers and key employees, including their principal occupation during that period.

Eduardo Valero Erana

Mr. Valero was elected a director, and President and Chief Executive Officer of the Company on July 2, 2008. Mr. Valero completed his higher education at the Universidad Complutense de Madrid – School of Architecture.  From January 2011 to the present, Mr. Valero has been the Director General for Construction of Safely S.L. Solutions, Madrid, Spain.  From 2003-2007, he was the Director General for Construction for Cireve S.L. Services, Madrid, Spain, and from 2001- 2003 he was the Director of Marketing for Group 16 S.A., Madrid, Spain.  Prior thereto Mr. Valero was employed by companies in the real estate, banking, publicity, travel and import/export businesses in Spain. The Company views Mr. Valero’s broad business experience as valuable to the Company in its efforts to evaluate a new business for the Company.

Involvement in Certain Legal Proceedings

Except as stated below, during the past five years, no director, director nominee, executive officer, promoter or control person of the Company:

•
was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
was found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Corporate Governance

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders.  Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Committees of our Board of Directors

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. We intend shortly to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company and the current levels of compensation to corporate officers. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  The Company believes that all such required filings have been made, with the exception of those listed below.

As of December 2, 2006, our then President was required to file a Form 3 to report his election to our Board of Directors and as an officer of the Company.  As of the date of this report, this Form 3 has not been filed.

Code of Business Ethics

We intend to adopt a Code of Conduct and Ethics that applies to all of our directors and officers when the Company resumes active business operations.

Item 11.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during its fiscal years ended December 31, 2007 and 2006 by our former Chief Executive Officer. Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Herbert Becker, President and CEO from November 2, 2006 to July 2, 2008	2006	-0-
	2007	-0-							-0-
									-0-

The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer.  The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

Employment Related Agreements

At the present time, we do not have any employment agreements with any of our executive officers.

Except as described above, we have no severance agreements or other post-employment payment arrangements with any of our executive officers and directors.

Non-Employee Director Compensation

We do not pay any other compensation to our non-employee directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the total number and percentage of shares of our common stock beneficially owned as of June 30, 2011 (except as otherwise indicated) by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of any class of our outstanding voting shares;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

As of June 30, 2011, we had a total of 41,743,768 shares of common stock issued and outstanding, which is our only issued and outstanding voting equity security.

Beneficial ownership of principal shareholders (1)
Beneficial Owner	Number	Percentage
Eduardo Valero Erana	19,450,000	46.59%
Pseo de Alcobendas 14-56
Alcobendas, Spain 28026

Christoph Niemann	2,281,214	5.46%
Zurcherstrasse 80A
Utikon-Waldegg, Switzerland 8142

Martin Pfenninger	3,601,917	8.62%
Saumerstrasse 36
Wollerau, Switzerland 8832

Oliver Tanner	2,401,278	5.75%
Bellikerstrasse 19
Berikon, Switzerland 8965

Freddy Zahner	5,282,812	12.65%
Zurcherstrasse 80A
Utikon-Waldegg, Switzerland 8142

All named executive officers and directors as a group (one person)	19,450,000	46.59%

 (1)         Based on 41,743,768 shares of our common stock issued and outstanding as of June 30, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities shown.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During 2007, the Company owed a principal shareholder $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  As of December 31, 2007, the obligation to the shareholder was $-0-.  Interest expense for the period October 20, 2006 (date of formation) through December 31, 2007 amounted to $252.

Corporate Policies as to Related Party Transactions

We carefully review related party transactions. Related party transactions are transactions that involve any of our directors, executive officers, director nominees, beneficial owners of 5% or more of our common stock, immediate family members of these persons, or entities in which one of these persons has a direct or indirect material interest. Transactions that we review as related party transactions are transactions that involve amounts that would be required to be disclosed in our filings under the applicable SEC rules and regulations and certain other similar transactions. In the event that we deem a transaction to be a related party transaction, the underlying information and terms of such transaction are reviewed by, and are subject to approval by, our board of directors.

Director Independence

At the present time, we do not have securities listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed by our independent auditors, Wiener, Goodman & Company, P.C., for professional services rendered for the audit of our financial statements for the year ended December 31, 2007, included in this   Annual Report on Form 10-K, and review of our quarterly reports on Form 10-Q for the quarterly period ending September 30, 2007 are $5,000.  The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statements for the year ended December 31, 2006, included in this Annual Report on Form 10-K, are $5,000.

(2) Audit-Related Fees. There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our company.

(3) Tax Fees. There have been no tax fees billed by our accountants in each of the last two fiscal years of our company.

(4) All Other Fees. There have been no other fees billed by our accountants in each of the last two fiscal years of our company.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by our audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

(b) Exhibit Listing

Exhibit Number                                      Description

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

BARCLAY ROAD, INC.

By:	/s/ Eduardo Valero Erana	Date: July 6, 2011
Eduardo Valero Erana
Chief Executive Officer, Principal Financial and Accounting Officer, and Sole Director