Form 10-Q
period 2008-03-31
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PSEO ALCOBENDAS - 10 A CENTRO COMERCIAL BOULEVAR ALCOBENDAS, SPAIN	28109
(Address of principal executive offices)	(Zip Code)

  (___) ____________
(Registrant’s Telephone Number, Including Area Code)

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
 YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 YES ☑  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,743,768 shares of $0.001 par value common stock issued and outstanding as of June 30, 2010.

BARCLAY ROAD, INC.
INDEX

Barclay Road, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2008
	and December 31, 2007 (Unaudited)	2

	Statements of Operations for the Three Months Ended
	March 31, 2008 and 2007 and the Period	3
	October 20, 2006 (Date of formation)
	through March 31, 2008 (Unaudited)

	Statement of Stockholders' Equity for the Period Ended March 31, 2008 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007) and the Period
	October 20, 2006 (Date of formation)
	through March 31, 2008 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	13

Signatures		13

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

           Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEET
(A Development Stage Company)
(Unaudited)

ASSETS
	March 31,	December 31,
	2008	2007

Current Assets:
Cash	$-	$763

Intangible asset	9,500	10,000

TOTAL ASSETS	$9,500	$10,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accrued expenses	$20,326	$8,252

Commitments and Contingencies

Stockholders' Equity (Deficiency):

Preferred stock, no par value
authorized - unlimited - none outstanding	-	-

Common stock no par value - authorized unlimited;
292,781 and 292,781 shares outstanding as of
March 31, 2008 and December 31, 2007	956,020	956,020
Paid in capital	6,497	-
Deficit accumulated during development stage	(973,343)	(953,509)

Total Stockholders' Equity (Deficiency)	(10,826)	2,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$9,500	$10,763

BARCLAY ROAD, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Unaudited)

			Period
			October 20, 2006
	For the Three Months		(Date of formation)
	Ended		through
	March 31,		March 31,
	2008	2007	2008

Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	19,834	2,164	779,643
Impairment loss	-	-	231,195
	19,834	2,164	1,010,838

Loss from operations	(19,834)	(2,164)	(1,010,838)
Other income (expense):
Sale of asset	-	-	37,747
Interest expense	-	-	(252)
	-	-	37,495

Loss before provision for income taxes	(19,834)	(2,164)	(973,343)

Provision for income taxes	-	-	-

Net loss	$(19,834)	$(2,164)	$(973,343)

Loss per share - basic and diluted	$(0.07)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	292,781	251,720

BARCLAY ROAD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(A Development Stage Company)
(Unaudited)

							Deficit
							Accumulated
							During
		Common Stock		Preferred Stock		Paid in	Development
	Total	Number of shares	Amount	No of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	-	$-	$-	$-

Net loss	(260,621)			-	-		(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	-	-	(260,621)

Stock issued for consulting fees	714,825	40,061	714,825	-	-		-

Stock issued for intangible asset	10,000	1,000	10,000	-	-		-

Net loss	(692,888)	-	-	-	-		(692,888)
Balance at December 31, 2007	2,511	292,781	956,020	-	-		(953,509)

Contribution from officer	6,497	-	-	-	-	6,497	-

Net loss	(19,834)	-	-	-	-		(19,834)
Balance at March 31, 2008	$(10,826)	292,781	$956,020	-	$-	$6,497	$(973,343)

BARCLAY ROAD, INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			Period
			October 20, 2006
	For the Three Months		(Date of formation)
	Ended		through
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(19,834)	$(2,164)	$(973,343)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	500	-	1,352
Non-cash compensation	-	-	714,825
Gain on sale of asset	-	-	(37,747)
Impairment loss	-	-	231,195
Changes in operating assets	-
and liabilities:
Increase in accrued expenses and accounts payable	12,074	-	20,326
Net Cash Used in Operating Activities	(7,260)	(2,164)	(43,392)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)

Cash flows from financing activities:
Loan from stockholder	-	-	38,599
Contribution from officer	6,497	-	6,497
Net Cash Provided by Financing Activities	6,497	-	45,096

Net Increase (decrease) in cash	(763)	(2,164)	-

Cash - beginning of period	763	4,598	-

Cash - end of period	$-	$2,434	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

BARCLAY ROAD, INC.
(a development stage company)
Notes to Unaudited Financial Statements
As of and for the Three Months Ended March 31, 2008

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

The balance sheet as of March 31, 2008 and the statements of operations, stockholders' equity (deficiency) and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal occurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the balance sheets as of December 31, 2007 were derived from audited financial statements.

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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through March 31, 2008, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes to these accounting policies during the three months ended March 31, 2008 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the three months ended March 31, 2008 and 2007, the Company issued -0- and -0- shares and recorded $-0- and $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Formation) through March 31, 2008, the Company issued 40,061 shares and recorded $714,825 as stock-based compensation.

3.	Fair Value Measurements

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

As of March 31, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2008.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2008.

The Company had no financial assets accounted for on a non-recurring basis as of March 31, 2008.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2008 and the Company did not have any financial liabilities as of March 31, 2008.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

4.	OTHER ASSETS

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

As of December 31, 2006, the Company recorded an impairment loss of $231,195 writing down the value of the manuscripts to $-0-.

5.	INTANGIBLES

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the three months ended March 31, 2008 and 2007 and the period October 20, 2006 (Date of Formation) through March 31, 2008, was $500, $-0- and $500, respectively.

The component of intangible assets are as follows:

Amortization expense for the years ending
        December 31,
2008 2009	$1,500 2,000
2010	2,000
2011	2,000
2012	2,000

6.	LOAN FROM STOCKHOLDER

During 2007, the Company owed a principal shareholder $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  As of December 31, 2007, the obligation to the shareholder was $-0-.  Interest expense for the period October 20, 2006 (date of formation) through March 31, 2008 amounted to $252.

7.	STOCKHOLDERS’ DEFICIENCY

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All shares and per share information have been revised to give retroactive effect to the reverse stock split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

During the three months ended March 31, 2008, we incurred a net loss of $19,834 compared to a net loss of $2,164 for the three months ended March 31, 2007. The increase in our net loss for the three months ended March 31, 2008 over the comparable period in 2007 is due to an increase of $17,670 in general and administrative expenses.

LIQUIDITY

At March 31, 2008, we had a working capital deficit of approximately $20,326, compared with a working capital deficit of approximately $7,489 at December 31, 2007.

At March 31, 2008, we had total assets of approximately $9,500, compared to total assets of approximately $10,763 at December 31, 2007. Cash decreased approximately $763 for the three months ended March 31, 2008. Net cash used in operating activities in the three months ended March 31, 2008 was approximately $7,260, as compared with approximately $2,164 in the comparable period in 2007; net cash used in investing activities was $-0- in 2008 and 2007; and net cash provided by financing activities was approximately $6,497 in 2008, as compared with $-0- in 2007.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the three months ended March 31, 2008, we generated revenues of $-0-, incurred operating  expenses of $19,834, and had no net income.  As of March 31, 2008, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at March 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal  Financial Officer concluded that these disclosure controls and procedures are effective.
.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits
	31	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

	32	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARCLAY ROAD, INC. (Registrant)

Date: July 6, 2011	By: /s/ Eduardo Valero Erana Eduardo Valero Erana
Chief Executive and Principal Financial Officer