Form 10-Q
period 2008-09-30
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PSEO ALCOBENDAS - 10 A CENTRO COMERCIAL BOULEVAR ALCOBENDAS, SPAIN	28109
(Address of principal executive offices)	(Zip Code)

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

BARCLAY ROAD, INC.
INDEX

Barclay Road, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2008
	and December 31, 2007 (Unaudited)	2

	Statements of Operations for the Nine and Three Months
	Ended September 30, 2008 and 2007 and the Period	3
	October 20, 2006 (Date of formation)
	through September 30, 2008 (Unaudited)

	Statement of Stockholders' Equity for the Period Ended September 30, 2008 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007) and the Period
	October 20, 2006 (Date of formation)
	through September 30, 2008 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

Item 6.	Exhibits.	13

Signatures

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

The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEET
(A Development Stage Company)
(Unaudited)

ASSETS
	September 30,	December 31,
	2008	2007

Current Assets:
Cash	$-	$763

Intangible asset	8,500	10,000

TOTAL ASSETS	$8,500	$10,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accrued expenses	$20,326	$8,252

Commitments and Contingencies

Stockholders' Equity (Deficiency):

Preferred stock, no par value
authorized - unlimited - none outstanding	-	-

Common stock no par value - authorized unlimited;
24,112,781 and 292,781 shares outstanding as of
September 30, 2008 and December 31, 2007	979,840	956,020
Paid in capital	6,497	-
Deficit accumulated during development stage	(998,163)	(953,509)

Total Stockholders' Equity (Deficiency)	(11,826)	2,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$8,500	$10,763

BARCLAY ROAD, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					Period
					October 20, 2006
	For the Nine Months		For the Three Months		(Date of formation)
	Ended		Ended		through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Cost and expenses:
General and administrative expenses	44,654	2,164	24,320	-	804,463
Impairment loss	-	-	-	-	231,195
	44,654	2,164	24,320	-	1,035,658

Loss from operations	(44,654)	(2,164)	(24,320)	-	(1,035,658)
Other income (expense):
Sale of asset	-	-	-	-	37,747
Interest expense	-	-	-	-	(252)
	-	-	-	-	37,495

Loss before provision for income taxes	(44,654)	(2,164)	(24,320)	-	(998,163)

Provision for income taxes	-	-	-	-	-

Net loss	$(44,654)	$(2,164)	$(24,320)	$-	$(998,163)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	8,232,781	251,720	23,853,868	251,720

BARCLAY ROAD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(A Development Stage Company)
(Unaudited)

							Deficit
							Accumulated
							During
		Common Stock		Preferred Stock		Paid in	Development
	Total	Number of shares	Amount	No of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	-	$-	$-	$-

Net loss	(260,621)			-	-		(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	-	-	(260,621)

Stock issued for consulting fees	714,825	40,061	714,825	-	-		-

Stock issued for intangible asset	10,000	1,000	10,000	-	-		-

Net loss	(692,888)	-	-	-	-		(692,888)
Balance at December 31, 2007	2,511	292,781	956,020	-	-		(953,509)

Stock issued for consulting fees	23,820	23,820,000	23,820

Contribution from officer	6,497	-	-	-	-	6,497	-

Net loss	(44,654)	-	-	-	-		(44,654)
Balance at September 30, 2008	$(11,826)	24,112,781	$979,840	-	$-	$6,497	$(998,163)

BARCLAY ROAD, INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			Period
			October 20, 2006
	For the Six Months		(Date of formation)
	Ended		through
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(44,654)	$(2,164)	$(998,163)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	1,500	-	2,352
Non-cash compensation	23,820	-	738,645
Gain on sale of asset	-	-	(37,747)
Impairment loss	-	-	231,195
Changes in operating assets
and liabilities:
Increase in accrued expenses and accounts payable	12,074	-	20,326
Net Cash Used in Operating Activities	(7,260)	(2,164)	(43,392)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)

Cash flows from financing activities:
Loan from stockholder	-	-	38,599
Contribution from officer	6,497	-	6,497

Net Cash Provided by Financing Activities	6,497	-	45,096

Net Increase (decrease) in cash	(763)	(2,164)	-

Cash - beginning of period	763	4,598	-

Cash - end of period	$-	$2,434	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

BARCLAY ROAD, INC.
(a development stage company)
Notes to Unaudited Financial Statements
As of and for the Nine Months Ended September 30, 2008

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

The balance sheet as of September 30, 2008 and the statements of operations, stockholders' equity (deficiency) and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal occurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the balance sheets as of December 31, 2007 were derived from audited financial statements.

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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through September 30, 2008, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes to these accounting policies during the nine months ended September 30, 2008 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the nine months ended September 30, 2008 and 2007, the Company issued 23,820,000 and -0- shares and recorded $23,820 and $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Formation) through September 30, 2008, the Company issued 23,860,061 shares and recorded $738,645 as stock-based compensation.

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

As of September 30, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended September 30, 2008.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2008.

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2008.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended September 30, 2008 and the Company did not have any financial liabilities as of September 30, 2008.

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

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the nine months ended September 30, 2008 and 2007 and the period October 20, 2006 (Date of Formation) through September 30, 2008, was $1,500, $-0- and $1,500, respectively.

The component of intangible assets are as follows:

Amortization expense for the years ending
          December 31,
2008 2009	$ 500 2,000
2010	2,000
2011	2,000
2012	2,000

6.	LOAN FROM STOCKHOLDER

During 2007, the Company owed a principal shareholder $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  As of December 31, 2007, the obligation to the shareholder was $-0-.  Interest expense for the period October 20, 2006 (date of formation) through September 30, 2008 amounted to $252.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

During the nine months ended September 30, 2008, we incurred a net loss of $44,654 compared to a net loss of $2,164 for the nine months ended September 30, 2007. The increase in our net loss for the nine months ended September 30, 2008 over the comparable period in 2007 is due to an increase of $42,490 in general and administrative expenses.

LIQUIDITY

At September 30, 2008, we had a working capital deficit of approximately $20,326, compared with a working capital deficit of approximately $7,489 at December 31, 2007.

At September 30, 2008, we had total assets of approximately $8,500, compared to total assets of approximately $10,763 at December 31, 2007. Cash decreased approximately $763 for the nine months ended September 30, 2008. Net cash used in operating activities in the nine months ended September 30, 2008 was approximately $7,260, as compared with approximately $2,164 in the comparable period in 2007; net cash used in investing activities was $-0- in 2008 and 2007; and net cash provided by financing activities was approximately $6,497 in 2008, as compared with $-0- in 2007.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the nine months ended September 30, 2008, we generated revenues of $-0-, incurred operating  expenses of $44,654, and had no net income.  As of September 30, 2008, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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