Form 10-K
period 2008-12-31
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

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

Liquidity and Financial Resources

As of December 31, 2008, the Company had $-0- of cash on hand.  Through December 31, 2008, the Company was in the development stage, had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $998,662 and has a working capital deficiency in the amount of $20,325, at December 31, 2008.  The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing.  Management is actively seeking additional capital to ensure the continuation of its activities.  However, there is no assurance that additional capital will be obtained or that the Company will be profitable.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

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

Employees

As of December 31, 2008, we had no employees.

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

Risks Related to Our Company, Business and Industry

WE HAVE ONLY A LIMITED OPERATING HISTORY, HAVE NOT OPERATED PROFITABLY SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2008, we generated revenues of $-0-, incurred operating  expenses of $45,153, and had no net income.  As of December 31, 2008, we had $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

BECAUSE OF OUR FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO OPERATE AS A GOING CONCERN

We have spent substantially all of the investment funds that we have raised so far, and we have earned $-0- in revenues from continuing operations through December 31, 2008.  As a result, as of December 31, 2008, we have a working capital deficiency of ($20,325).  Although within the last year we raised a total of $8,406 from a stockholder loan, our financial condition still raises substantial doubt about our ability to operate as a going concern.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
October 13, 2008	19,450,000 shares of Common Stock issued for consulting services.	Eduardo Valero Erana, Chief Executive Officer	NA	$.001 per share/NA
October 13, 2008	4,370,000 shares of Common Stock issued for consulting services.	Four individual and two corporate consultants	NA	$.001 per share/NA
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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

During the year ended December 31, 2008, we incurred a net loss of $45,153 compared to a net loss of $692,888 for year ended December 31, 2007. The decrease in our net loss for 2008 as compared with 2007 is primarily due to a decrease of $685,482 in general and administrative expenses offset by a sale of assts for $37,747.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2008, we had a working capital deficiency of approximately $20,325, compared with a working capital deficit of approximately $7,489 at December 31, 2007.

At December 31, 2008, we had total assets of approximately $8,000, compared to total assets of approximately $10,763 at December 31, 2007. Cash decreased approximately $763 for the year ended December 31, 2008. Net cash used in operating activities in 2008 was approximately $7,260, as compared with approximately $12,241 in 2007; net cash used in investing activities was $-0- in 2008, as compared $-0- for 2007. Cash flows for financing activities were $6,497 in 2008, as compared with $8,496 in 2007.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2008, we generated revenues of $-0-, incurred operating  expenses of $45,153, and had no net income.  As of December 31, 2008, we had $-0- cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.
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

Item 8.  Financial Statements and Supplementary Data.

BARCLAY ROAD, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	12

Financial Statements

Balance Sheet as of December 31, 2008 and 2007
13
Statement of Operations for the years ended December 31, 2008 and 2007 and for the period October 20, 2006 (Date of Formation) through December 31, 2008	14

Statement of Stockholders’ Equity (Deficiency) for the period October 20, 2006 (Date of Formation) through December 31, 2008	15

Statement of Cash Flows for the years ended December 31, 2008 and 2007 and for the period October 20, 2006 (Date of Formation) through December 31, 2008	16

Notes to Financial Statements	17

Joel Wiener, CPA	WG Wiener Goodman & Company, P.C.
Gerald Goodman, CPA	Certified Public Accountants & Consultants

One Industrial Way West Building A Eatontown, NJ 07724 P: (732) 544-8111 F: (732) 544-8788 E-mail: tax@wgpc.net	Memberships: PCPS of AICPA American Institute of CPA New Jersey Society of CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Barclay Road, Inc.

We have audited the accompanying balance sheets of Barclay Road, Inc. (a development stage company) (“Barclay Road” or the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period October 20, 2006 (Date of Formation) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2008 and 2006 financial statements present fairly, in all material respects, the financial position of Barclay Road, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the period October 20, 2006 (Date of Formation) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As more fully explained in Note 1 to the financial statements, the Company has a deficiency in working capital at December 31, 2008, incurred losses from operations, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.
Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
December 31, 2009

BARCLAY ROAD, INC.
BALANCE SHEET
(A Development Stage Company)

ASSETS
	December 31,
	2008	2007

Current Assets:
Cash	$-	$763

Intangible asset - net	8,000	10,000

TOTAL ASSETS	$8,000	$10,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accrued expenses	$20,325	$8,252

Commitments and Contingencies

Stockholders' Equity (Deficiency):

Preferred stock, no par value
authorized - unlimited - none outstanding	-	-

Common stock no par value - authorized unlimited;
24,112,781 and 292,781 shares outstanding	-	-
as of December 31, 2008 and 2007, respectively	979,840	956,020
Paid in capital	6,497	-
Deficit accumulated during development stage	(998,662)	(953,509)

Total Stockholders' Equity (Deficiency)	(12,325)	2,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$8,000	$10,763

BARCLAY ROAD, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)

			Period
			October 20, 2006
			(Date of formation)
	Year Ended		through
	December 31,		December 31,
	2008	2007	2008

Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	45,153	730,635	804,962
Impairment loss	-	-	231,195
	(45,153)	(730,635)	(1,036,157)

Loss from operations	(45,153)	(730,635)	(1,036,157)

Other income (expense):
Sale of asset		37,747	37,747
Interest expense	-	-	(252)
	-	37,747	37,495

Loss before provision for income taxes	(45,153)	(692,888)	(998,662)

Provision for income taxes	-	-	-

Net loss	$(45,153)	$(692,888)	$(998,662)

Loss per share - basic and diluted	$(0.01)	$(2.50)

Weighted average number of common shares
outstanding - basic and diluted	6,387,466	277,723

BARCLAY ROAD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(A Development Stage Company)
							Deficit
						Additional	Accumulated
						Paid	During
		Common Stock		Preferred Stock		in	Development
	Total	Number of shares	Amount	No of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	-	$-	$-	$-

Net loss	(260,621)						(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	-	-	(260,621)

Stock issued for consulting fees	714,825	40,061	714,825

Stock issued for intangible asset	10,000	1,000	10,000

Net loss	(692,888)						(692,888)

Balance at December 31, 2007	2,511	292,781	956,020				(953,509)

Contribution from officer	6,497					6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)						(45,153)

Balance December 31, 2008	$(12,325)	24,112,781	$979,840	-	$-	$6,497	$(998,662)

BARCLAY ROAD, INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)

			Period
			October 20, 2006
			(Date of formation)
	Years Ended		through
	December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(45,153)	$(692,888)	$(998,662)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,000	568	2,852
Non cash compensation	23,820	714,825	738,645
Impairment loss	-	-	231,195
Gain on sale of asset	-	(37,747)	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	12,073	3,001	20,325
Net Cash Used in Operating Activities	(7,260)	(12,241)	(43,392)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)

Cash flows from financing activities:
Loan from stockholder	6,497	8,406	45,096

Net (decrease) in cash	(763)	(3,835)	-

Cash - beginning of period	763	4,598	-

Cash - end of period	$-	$763	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

BARCLAY ROAD, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through December 31, 2008, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the years ended December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

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

Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the years ended December 31, 2008 and 2007, the Company issued 23,820,000 and 40,061 shares and recorded $23,820 and $714,825, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Formation) through December 31, 2008, the Company issued 23,860,061 shares and recorded $738,645 as stock-based compensation.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

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

As of December 31, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2008.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2008.

The Company had no financial assets accounted for on a non-recurring basis as of December 31, 2008.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2008 and the Company did not have any financial liabilities as of December 31, 2008.

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

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the years ended December 31, 2008 and 2007 and the period October 20, 2006 (Date of Formation) through December 31, 2008,was $2,000, $-0- and $2,000, respectively.

The component of intangible assets are as follows:

Amortization expense for the years ending
December 31,
2009	$2,000
2010	2,000
2011	2,000
2012	2,000

4.	LOAN FROM STOCKHOLDER

During 2007, the Company owed a principal shareholder $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  As of December 31, 2007, the obligation to the shareholder was $-0-.  Interest expense for the period October 20, 2006 (date of formation) through December 31, 2008 amounted to $252.

5.	STOCKHOLDERS’ DEFICIENCY

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

    6.  NET LOSS PER COMMON SHARE

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended December 31, 2008 and 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 12, 2008, our Chief Executive Officer was required to file a Form 3 to report his election to our Board of Directors and as an officer of the Company.  As of the date of this report, this Form 3 has not been filed.

Code of Business Ethics

We intend to adopt a Code of Conduct and Ethics that applies to all of our directors and officers when the Company resumes active business operations.

Item 11.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during its fiscal years ended December 31, 2008, 2007 and 2006 by our former and current Chief Executive Officers. Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Herbert Becker, President and CEO from November 2, 2006 to July 2, 2008	2006	-0-							-0-
	2007	-0-							-0-
	2008	-0-							-0-
Eduardo Valero Erana, Chief Executive Officer from July 2, 2008	2008	-0-							-0-

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

On October 13, 2008, the Company issued to Eduardo Valero Erana, our Chief Executive Officer, an aggregate of 19,450,000 shares of our common stock, valued at $19,450 for consulting services rendered.

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

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed by our independent auditors, Wiener, Goodman & Company, P.C., for professional services rendered for the audit of our financial statements for the year ended December 31, 2008, included in this   Annual Report on Form 10-K, and review of our quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30 and September 30, 2008 are $5,000.  The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statements for the year ended December 31, 2007, included in this Annual Report on Form 10-K, are $5,000.

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