Form 10-K
period 2009-12-31
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

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

Liquidity and Financial Resources

As of December 31, 2009, the Company had $-0- of cash on hand.  Through December 31, 2009, the Company was in the development stage, had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $1,047,965 and has a working capital deficiency in the amount of $32,366, at December 31, 2009.  The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing.  Management is actively seeking additional capital to ensure the continuation of its activities.  However, there is no assurance that additional capital will be obtained or that the Company will be profitable.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

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

Employees

As of December 31, 2009, we had no employees.

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

Risks Related to Our Company, Business and Industry

WE HAVE ONLY A LIMITED OPERATING HISTORY, HAVE NOT OPERATED PROFITABLY SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2009, we generated revenues of $-0-, incurred operating  expenses of $49,303, and had no net income.  As of December 31, 2009, we had $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

BECAUSE OF OUR FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO OPERATE AS A GOING CONCERN

We have spent substantially all of the investment funds that we have raised so far, and we have earned $-0- in revenues from continuing operations through December 31, 2009.  As a result, as of December 31, 2009, we have a working capital deficiency of ($32,366).  Our financial condition still raises substantial doubt about our ability to operate as a going concern.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors.

Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

January 7, 2009	16,880,987 shares of Common Stock issued for consulting services.	Eleven individual and one corporate consultants	NA	$.002 per share/NA
January 13, 2009	750,000 shares of Common Stock issued for consulting services.	One individual consultant.	NA	$.002 per share/NA
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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

During the year ended December 31, 2009, we incurred a net loss of $49,303 compared to a net loss of $45,153 for the year ended December 31, 2008. The increase in our net loss for the year ended December 31, 2009 over the year ended December 31, 2008 is primarily due to an increase of $4,150 in general and administrative expenses.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2009, we had a working capital deficiency of approximately $32,366, compared with a working capital deficit of approximately $20,325 at December 31, 2008.

At December 31, 2009, we had total assets of approximately $6,000, compared to total assets of approximately $8,000 at December 31, 2008. We had $-0- cash at December 31, 2009 and 2008. Net cash used in operating activities in 2009 was approximately $26,015, as compared with approximately $7,260 in 2008; net cash used in investing activities was $-0- in 2009, as compared $-0- for 2008. Cash flows for financing activities were $26,015 in 2009, as compared with $6,497 in 2008.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2009, we generated revenues of $-0-, incurred operating  expenses of $49,303, and had no net income.  As of December 31, 2009, we had $-0- cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

Item 8.  Financial Statements and Supplementary Data.

BARCLAY ROAD, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	12

Financial Statements

Balance Sheet as of December 31, 2009 and 2008
14
Statement of Operations for the years ended December 31, 2009 and 2008 and for the period October 20, 2006 (Date of Formation) through December 31, 2009	15

Statement of Stockholders’ Equity (Deficiency) for the period October 20, 2006 (Date of Formation) through December 31, 2009	16

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period October 20, 2006 (Date of Formation) through December 31, 2009	17

Notes to Financial Statements	18

Madsen & Associates, CPA’s Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Barclay Road, Inc.

We have audited the accompanying balance sheets of Barclay Road, Inc. (a development stage company) (“Barclay Road” or the “Company”) as of December 31, 2009 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period October 20, 2006 (Date of Inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2008 financial statements were audited by another auditor whose opinion is dated December 31, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2009 financial statements present fairly, in all material respects, the financial position of Barclay Road, Inc. as of December 31, 2009 and the results of their operations and their cash flows for the year then ended and for the period October 20, 2006 (Date of Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As more fully explained in Note 1 to the financial statements, the Company has a deficiency in working capital at December 31, 2009, incurred losses from operations, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Madsen & Associates, CPA’s Inc.
Madsen & Associates, CPA’s Inc.

February 23, 2011

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

/s/ Wiener, Goodman & Company, P.C.
Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
December 31, 2009

BARCLAY ROAD, INC.
BALANCE SHEETS
(A Development Stage Company)

ASSETS
	December 31,
	2009	2008

Intangible asset - net	$6,000	$8,000

TOTAL ASSETS	$6,000	$8,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$6,351	$20,325
Advances from related parties	26,015	-

Total Current Liabilities	32,366	20,325

Commitments and Contingencies

Stockholders' Deficiency:

Common stock no par value - authorized unlimited;
41,743,768 and 24,112,781 outstanding
as of December 31, 2009 and 2008, respectively	1,015,102	979,840
Paid in capital	6,497	6,497
Deficit accumulated during development stage	(1,047,965)	(998,662)

Total Stockholders' Deficiency	(26,366)	(12,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,000	$8,000

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

			Period
			October 20, 2006
			(Date of Inception)
	Year Ended		through
	December 31,		December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	49,303	45,153	854,265
Impairment loss	-	-	231,195
	49,303	45,153	1,085,460

Loss from operations	(49,303)	(45,153)	(1,085,460)

Other income (expense):
Sale of asset	-	-	37,747
Interest expense	-	-	(252)
	-	-	37,495

Loss before provision for income taxes	(49,303)	(45,153)	(1,047,965)

Provision for income taxes	-	-	-

Net loss	$(49,303)	$(45,153)	$(1,047,965)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	41,743,768	6,387,466

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(A Development Stage Company)
					Deficit
				Additional	Accumulated
				Paid	During
		Common Stock		in	Development
	Total	Number of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	$-	$-

Net loss	(260,621)				(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	(260,621)

Stock issued for consulting fees	714,825	40,061	714,825

Stock issued for intangible asset	10,000	1,000	10,000

Net loss	(692,888)				(692,888)

Balance at December 31, 2007	2,511	292,781	956,020		(953,509)

Contribution from officer	6,497			6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)				(45,153)

Balance, January 1, 2009	(12,325)	24,112,781	979,840	6,497	(998,662)

Common stock issued for consulting fees (valued @ $.002
per share)	35,262	17,630,987	35,262

Net loss	(49,303)				(49,303)

Balance, December 31, 2009	$(26,366)	41,743,768	$1,015,102	$6,497	$(1,047,965)

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Period
			October 20, 2006
			(Date of Inception)
	Year Ended		through
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(49,303)	$(45,153)	$(1,047,965)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,000	2,000	4,852
Non cash compensation	35,262	23,820	773,907
Impairment loss	-	-	231,195
Gain on sale of asset	-	-	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	(13,974)	12,073	6,351
Net Cash Used in Operating Activities	(26,015)	(7,260)	(69,407)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)

Cash flows from financing activities:
Loan from stockholder	-	-	38,599
Contribution from officer	-	6,497	6,497
Advances from related parties	26,015	-	26,015
Net Cash Provided From Financing Activities	26,015	6,497	71,111

Net increase (decrease) in cash	-	(763)	-

Cash - beginning of year	-	763	-

Cash - end of year	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

BARCLAY ROAD, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(A DEVELOPMENT STAGE COMPANY)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Barclay Road, Inc. (“Barclay Road” or the “Company”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.

Effective for the year ended December 31, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC was established as the sole source of US GAAP and superseded existing and reporting guidance issued by the FASB, Emerging Issues Task Force, and other sources.  The ASC did not change US GAAP.  All references to accounting standards in these financial statements correspond to ASC references.

The Company is considered a development stage enterprise as defined in ASC 205-915 "Development Stage Entitites".  Planned principal activities have not yet produced significant revenues, as the Company has been engaged primarily in software development.  The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and to develop and market its product.

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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Inception) through December 31, 2009, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise.  The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the Inception of a new business, raising operating and development capital, and the marketing of a new product.  There is no assurance the Company will ultimately achieve a profitable level of operations.

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

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to future cash flows associated with impairment testing for long-lived assets.  The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accrued expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the years ended December 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

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

Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the years ended December 31, 2009 and 2008, the Company issued 17,630,987 and 23,820,000 shares and recorded $35,262 and $23,820, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Inception) through December 31, 2009, the Company issued 41,491,048 shares and recorded $773,907 as stock-based compensation.

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2009 and the Company did not have any financial liabilities as of December 31, 2009.

The Company has other financial instruments, such as accrued expenses and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accrued expenses and other liabilities approximate their fair values.

Recent Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) NO. 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS NO. 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative , nongovernmental Generally Accepted Accounting Principles (“GAAP”), except  for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards. . The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the codification. The guidance in this update is effective for interim and annual periods ending after
December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

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

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the years ended December 31, 2009 and 2008 and the period October 20, 2006 (Date of Inception) through December 31, 2009, was $2,000, $2,000 and $4,000, respectively.

The component of intangible assets are as follows:

Amortization expense for the years ending
December 31,
2010           $2,000
2011             2,000
2012             2,000

4.	ADVANCES FROM RELATED PARTIES

During the years ended December 31, 2009 and 2008, the Company received $26,015 and
$-0-, respectively from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  As of December 31, 2009, no repayments have been made.

5.	STOCKHOLDERS’ DEFICIENCY

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All share and per share data has been revised to give retroactive effect to the reverse stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 11, 2011, our board of directors authorized our officers to engage Madsen and Associates, CPA's Inc. of Salt Lake City, Utah as our independent accountants.  We did not, nor did anyone on our behalf, consult the new accountant regarding:

1.  The application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements and neither written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.  Any matter that was either the subject of a disagreement, as defined in paragraph 304(a)(1)(iv) of Regulation  S-K, or a reportable event, as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during its fiscal years ended December 31, 2009, 2008 and 2007 by our former and current Chief Executive Officers. Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Herbert Becker, President and CEO from November 2, 2006 to July 2, 2008									-0-
	2007	-0-							-0-
	2008	-0-							-0-
Eduardo Valero Erana, Chief Executive Officer from July 2, 2008	2008	-0-							-0-
	2009	-0-							-0-

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

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed by our independent auditors, Madsen & Associates, CPA's Inc. for professional services rendered for the audit of our financial statements for the year ended December 31, 2009, included in this   Annual Report on Form 10-K, and review of our quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30 and September 30, 2009 are $5,000.  The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statements for the year ended December 31, 2008, included in this Annual Report on Form 10-K, are $5,000.

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