Form 10-Q
period 2010-03-31
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PSEO ALCOBENDAS - 10 A CENTRO COMERCIAL BOULEVAR ALCOBENDAS, SPAIN	28109
(Address of principal executive offices)	(Zip Code)

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

BARCLAY ROAD, INC.
INDEX

Barclay Road, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2010
	and December 31, 2009 (Unaudited)	2

	Statements of Operations for the Three Months Ended
	March 31, 2010 and 2009 and the Period	3
	October 20, 2006 (Date of formation)
	through March 31, 2010 (Unaudited)

	Statement of Stockholders' Equity for the Period Ended March 31, 2010 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009) and the Period
	October 20, 2006 (Date of formation)
	through March 31, 2010 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	13

Signatures		13

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

           Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEET
(A Development Stage Company)
(Unaudited)

ASSETS
	March 31,	December 31,
	2010	2009

Current Assets:

Intangible asset	$5,500	$6,000

TOTAL ASSETS	$5,500	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$6,351	$6,351
Advances from related parties	26,015	26,015
Total Current Liabilities	32,366	32,366

Commitments and Contingencies

Stockholders' Deficiency:

Preferred stock, no par value
authorized - unlimited - none outstanding	-	-

Common stock no par value - authorized unlimited;
41,743,768 and 41,743,768 shares outstanding as of
March 31, 2010 and December 31, 2009	1,015,102	1,015,102
Paid in capital	6,497	6,497
Deficit accumulated during development stage	(1,048,465)	(1,047,965)

Total Stockholders' Deficiency	(26,866)	(26,366)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,500	$6,000

BARCLAY ROAD, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Unaudited)

			Period
			October 20, 2006
	For the Three Months		(Date of formation)
	Ended		through
	March 31,		March 31,
	2010	2009	2010

Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	500	41,452	854,765
Impairment loss	-	-	231,195
	500	41,452	1,085,960

Loss from operations	(500)	(41,452)	(1,085,960)
Other income (expense):
Sale of asset	-	-	37,747
Interest expense	-	-	(252)
	-	-	37,495

Loss before provision for income taxes	(500)	(41,452)	(1,048,465)

Provision for income taxes	-	-	-

Net loss	$(500)	$(41,452)	$(1,048,465)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	41,743,768	40,176,569

BARCLAY ROAD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(A Development Stage Company)
(Unaudited)

							Deficit
							Accumulated
							During
		Common Stock		Preferred Stock		Paid in	Development
	Total	Number of shares	Amount	No of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	-	$-	$-	$-

Net loss	(260,621)			-	-		(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	-	-	(260,621)

Stock issued for consulting fees	714,825	40,061	714,825	-	-		-

Stock issued for intangible asset	10,000	1,000	10,000	-	-		-

Net loss	(692,888)	-	-	-	-		(692,888)
Balance at December 31, 2007	2,511	292,781	956,020	-	-		(953,509)

Stock issued for consulting fees	23,820	23,820,000	23,820	-	-	-	-

Contribution from officer	6,497	-	-	-	-	6,497	-

Net loss	(45,153)	-	-	-	-		(45,153)
Balance at December 31, 2008	(12,325)	24,112,781	979,840	-	-	6,497	(998,662)

Common stock issued for
consulting fees	35,262	17,630,987	35,262	-	-	-	-

Net loss	(49,303)	-	-	-	-	-	(49,303)
Balance at December 31, 2009	(26,366)	41,743,768	1,015,102	-	-	6,497	(1,047,965)

Net loss	(500)	-	-	-	-	-	(500)
Balance at March 31, 2010	$(26,866)	41,743,768	$1,015,102	-	$-	$6,497	$(1,048,465)

BARCLAY ROAD, INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			Period
			October 20, 2006
	For the Three Months		(Date of formation)
	Ended		through
	March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(500)	$(41,452)	$(1,048,465)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	500	500	5,352
Non-cash compensation	-	35,262	773,907
Gain on sale of asset	-	-	(37,747)
Impairment loss	-	-	231,195
Changes in operating assets	-	-
and liabilities:
Increase in accrued expenses and accounts payable	-	(20,325)	6,351
Net Cash Used in Operating Activities	-	(26,015)	(69,407)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)

Cash flows from financing activities:
Loan from stockholder	-	-	38,599
Contribution from officer	-	-	6,497
Advances from related parties	-	26,015	26,015
Net Cash Provided by Financing Activities	-	26,015	71,111

Net Increase (decrease) in cash	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

BARCLAY ROAD, INC.
(a development stage company)
Notes to Unaudited Financial Statements
As of and for the Three Months Ended March 31, 2010

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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through March 31, 2010, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the three months ended March 31, 2010 and 2009, the Company issued -0- and -17,630,987- shares and recorded $-0- and $-35,262-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Formation) through March 31, 2010, the Company issued 41,491,048 shares and recorded $773,907 as stock-based compensation.

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

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010.

The Company had no financial assets accounted for on a non-recurring basis as of March 31, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2010 and the Company did not have any financial liabilities as of March 31, 2010.

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

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the three months ended March 31, 2010 and 2009 and the period October 20, 2006 (Date of Formation) through March 31, 2010, was $500, $500 and $4,500, respectively.

The component of intangible assets are as follows:

Amortization expense for the years ending
December 31,

6.	LOAN FROM STOCKHOLDER

During 2007, the Company owed a principal shareholder $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  As of December 31, 2007, the obligation to the shareholder was $-0-.  Interest expense for the period October 20, 2006 (date of formation) through March 31, 2010 amounted to $252.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010, we incurred a net loss of $500 compared to a net loss of $41,452 for the three months ended March 31, 2009. The increase in our net loss for the three months ended March 31, 2010 over the comparable period in 2009 is due to a decrease of $40,952 in general and administrative expenses.

LIQUIDITY

At March 31, 2010, we had a working capital deficit of approximately $32,366, compared with a working capital deficit in the same amount at December 31, 2009.

At March 31, 2010, we had total assets of approximately $5,500, compared to total assets of approximately $6,000 at December 31, 2009. We had no cash at March 31, 2010 or at December 31, 2009. Net cash used in operating activities in the three months ended March 31, 2010 was $-0-, as compared with approximately $26,015 in the comparable period in 2009; net cash used in investing activities was $-0- in 2010 and 2009; and net cash provided by financing activities was $-0- in 2010, as compared with $26,015  in 2009.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the three months ended March 31, 2010, we generated revenues of $-0-, incurred operating  expenses of $500, and had no net income.  As of March 31, 2010, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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