Form 10-Q
period 2011-03-31
BARCLAY ROAD, INC.
filed 2011-07-06
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PSEO ALCOBENDAS - 10 A CENTRO COMERCIAL BOULEVAR ALCOBENDAS, SPAIN	28109
(Address of principal executive offices)	(Zip Code)

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

BARCLAY ROAD, INC.
INDEX

Barclay Road, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2011
	and December 31, 2010 (Unaudited)	2

	Statements of Operations for the Three Months Ended
	March 31, 2011 and 2010 and the Period	3
	October 20, 2006 (Date of formation)
	through March 31, 2011 (Unaudited)

	Statement of Stockholders' Equity for the Period Ended March 31, 2011 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010) and the Period
	October 20, 2006 (Date of formation)
	through March 31, 2011 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	13

Signatures		13

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

           Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEETS
(A Development Stage Company)
(Unaudited)

ASSETS
	March 31,	December 31,
	2011	2010

Intangible asset - net	$3,500	$4,000

TOTAL ASSETS	$3,500	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$3,000	$10,755
Advances from related parties	43,312	27,418

Total Current Liabilities	46,312	38,173

Commitments and Contingencies

Stockholders' Deficiency:

Common stock no par value - authorized unlimited;
41,743,768 and 41,743,768 outstanding as of
March 31, 2011 and December 31, 2010, respectively	1,015,102	1,015,102
Paid in capital	6,497	6,497
Deficit accumulated during development stage	(1,064,411)	(1,055,772)

Total Stockholders' Deficiency	(42,812)	(34,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,500	$4,000

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

	For the Three Months		For the Period
	Ended		October 20, 2006 (Date
	March 31,		of Inception) Through
	2011	2010	March 31, 2011
Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	8,639	500	870,711
Impairment loss	-	-	231,195
	8,639	500	1,101,906

Loss from operations	(8,639)	(500)	(1,101,906)

Other income (expense):
Gain on sale of asset		-	37,747
Interest expense	-	-	(252)
	-	-	37,495

Loss before provision for income taxes	(8,639)	(500)	(1,064,411)

Provision for income taxes	-	-	-

Net loss	$(8,639)	$(500)	$(1,064,411)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	41,743,768	41,743,768

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(A Development Stage Company)
(Unaudited)

					Deficit
				Additional	Accumulated
				Paid	During
		Common Stock		in	Development
	Total	Number of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	422,450,000	$231,195	$-	$-

Net loss	(260,621)				(260,621)

Balance at December 31, 2006	(29,426)	422,450,000	231,195	-	(260,621)

Stock issued for consulting fees (valued @ $.009 per share)	714,825	80,122,000	714,825

Stock issued for intangible asset	10,000	2,000,000	10,000

Net loss	(692,888)				(692,888)

Balance at December 31, 2007	2,511	504,572,000	956,020		(953,509)

Effect of one-for-two thousand reverse stock split		(504,279,219)

Contribution from officer	6,497			6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)				(45,153)

Balance, January 1, 2009	(12,325)	24,112,781	979,840	6,497	(998,662)

Common stock issued for consulting fees (valued @ $.002
per share)	35,262	17,630,987	35,262

Net loss	(49,303)				(49,303)

Balance, December 31, 2009	(26,366)	41,743,768	1,015,102	6,497	(1,047,965)

Net loss	(7,807)				(7,807)

Balance, December 31, 2010	(34,173)	41,743,768	1,015,102	6,497	(1,055,772)

Net loss	(8,639)				(8,639)

Balance, March 31, 2011	$(42,812)	41,743,768	$1,015,102	$6,497	$(1,064,411)

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			For the Period
	For the Three Months Ended		October 20, 2006 (Date of
	March 31,		Inception) through
	2011	2010	March 31, 2011

Cash flows from operating activities:
Net loss	$(8,639)	$(500)	$(1,064,411)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	500	500	7,352
Non cash compensation	-	-	773,907
Impairment loss	-	-	231,195
Gain on sale of asset	-	-	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	(7,756)	-	3,000
Net Cash Used in Operating Activities	(15,895)	-	(86,704)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)

Cash flows from financing activities:
Advances from related parties	15,895	-	88,408

Net increase (decrease) in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

BARCLAY ROAD, INC.
(a development stage company)
Notes to Unaudited Financial Statements
As of and for the Three Months Ended March 31, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of March 31, 2011 and the statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Barclay Road, Inc. (the "Company" or "Barclay Road") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the balance sheet as of December 31, 2010 was derived from audited financial statements of the Company.

Organization

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

As provided for in the plan of merger, the stockholders at Lifetime Books received 211,225 of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  The financial statements reflect the retroactive restatement of Lifetime Books’ historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the plan of merger.

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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Inception) through March 31, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Report on Form-10 for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the three months ended March 31, 2011 and 2010, there were no potentially dilutive securities outstanding.

3.	FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions
As of March 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2011 and the Company did not have any financial liabilities as of March 31, 2011.

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

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the three months ended March 31, 2011 and 2010, was $500, and $500, respectively.

The component of intangible assets are as follows:

Amortization expense for the years ending
December 31,
2011  1,500
2012  2,000

6.	ADVANCES FROM RELATED PARTIES

During the three months ended March 31, 2011 and 2010, the Company received $-0- and
$-0-, respectively from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  As of March 31, 2011 and December 31, 2010, the Company owed these related parties $43,317 and $27,419, respectively.

7.	STOCKHOLDERS’ DEFICIENCY

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All share inInception has been revised to give retroactive effect to the reverse stock split.

8.	INCOME TAXES

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

9.	STOCK-BASED COMPENSATION

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the three months ended March 31, 2010 and 2010, the Company issued -0- and -0- shares and recorded $-0- and $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Inception) through March 31, 2011, the Company issued 41,491,048 shares and recorded $773,907 as stock-based compensation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

During the three months ended March 31, 2011, we incurred a net loss of $8,639 compared to a net loss of $500 for the three months ended March 31, 2010. The increase in our net loss for the three months ended March 31, 2011 over the comparable period in 2010 is due to an increase of $8,139 in general and administrative expenses.

LIQUIDITY

At March 31, 2011, we had a working capital deficit of approximately $46,312, compared with a working capital deficit of 38,173 at December 31, 2010.

At March 31, 2011, we had total assets of approximately $3,500, compared to total assets of approximately $4,000 at December 31, 2010. We had no cash at March 31, 2011 or at December 31, 2010. Net cash used in operating activities in the three months ended March 31, 2011 was $15,895, as compared with approximately $-0-  in the comparable period in 2010; net cash used in investing activities was $-0- in 2011 and 2010; and net cash provided by financing activities was $15,895 in 2011, as compared with $-0-  in 2010.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the three months ended March 31, 2011, we generated revenues of $-0-, incurred operating  expenses of $8,639, and had no net income.  As of March 31, 2011, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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