Form 10-Q
period 2011-06-30
BARCLAY ROAD, INC.
filed 2011-08-15
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PSEO ALCOBENDAS - 10 A CENTRO COMERCIAL BOULEVAR ALCOBENDAS, SPAIN	28109
(Address of principal executive offices)	(Zip Code)

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
 YES ☑  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,743,768 shares of $0.001 par value common stock issued and outstanding as of August 8, 2011.

BARCLAY ROAD, INC.
INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2011
	and December 31, 2010 (Unaudited)	2

	Statements of Operations for the Six and Three Months
	Ended June 30, 2011 and 2010 and the Period	3
	October 20, 2006 (Date of formation)
	through June 30, 2011 (Unaudited)

	Statement of Stockholders' Equity for the Period Ended June 30, 2011 (Unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the Period
	October 20, 2006 (Date of formation)	5
	through June 30, 2011 (Unaudited)

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	12

Signatures		13

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

The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEETS
(A Development Stage Company)
(Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010

Intangible asset - net	$3,000	$4,000

TOTAL ASSETS	$3,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$8,500	$10,755
Advances from related parties	51,312	27,418

Total Current Liabilities	59,812	38,173

Commitments and Contingencies

Stockholders' Deficiency:

Common stock no par value - authorized unlimited;
41,743,768 and 41,743,768 outstanding as of
June 30, 2011 and December 31, 2010, respectively	1,015,102	1,015,102
Paid in capital	6,497	6,497
Deficit accumulated during development stage	(1,078,411)	(1,055,772)

Total Stockholders' Deficiency	(56,812)	(34,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,000	$4,000

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

	For the Six Months		For the Three Months		For the Period
	Ended		Ended		October 20, 2006 (Date
	June 30,		June 30,		of Inception) Through
	2011	2010	2011	2010	June 30, 2011
Revenues	$-	$-	$-	$-	$-

Cost and expenses:
General and administrative expenses	22,639	1,000	14,000	500	884,711
Impairment loss	-	-	-	-	231,195
	22,639	1,000	14,000	500	1,115,906

Loss from operations	(22,639)	(1,000)	(14,000)	(500)	(1,115,906)

Other income (expense):
Gain on sale of asset		-		-	37,747
Interest expense	-	-	-	-	(252)
	-	-	-	-	37,495

Loss before provision for income taxes	(22,639)	(1,000)	(14,000)	(500)	(1,078,411)

Provision for income taxes	-	-	-	-	-

Net loss	$(22,639)	$(1,000)	$(14,000)	$(500)	$(1,078,411)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	41,743,768	41,743,768	41,743,768	41,743,768

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(A Development Stage Company)
(Unaudited)

					Deficit
				Additional	Accumulated
				Paid	During
		Common Stock		in	Development
	Total	Number of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	$-	$-

Net loss	(260,621)				(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	(260,621)

Stock issued for consulting fees (valued @ $.009 per share)	714,825	40,061	714,825

Stock issued for intangible asset	10,000	1,000	10,000

Net loss	(692,888)				(692,888)

Balance at December 31, 2007	2,511	292,781	956,020		(953,509)

Contribution from officer	6,497			6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)				(45,153)

Balance, January 1, 2009	(12,325)	24,112,781	979,840	6,497	(998,662)

Common stock issued for consulting fees (valued @ $.002
per share)	35,262	17,630,987	35,262

Net loss	(49,303)				(49,303)

Balance, December 31, 2009	(26,366)	41,743,768	1,015,102	6,497	(1,047,965)

Net loss	(7,807)				(7,807)

Balance, December 31, 2010	(34,173)	41,743,768	1,015,102	6,497	(1,055,772)

Net loss	(22,639)				(22,639)

Balance, June 30, 2011	$(56,812)	41,743,768	$1,015,102	$6,497	$(1,078,411)

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			For the Period
	For the Six Months Ended		October 20, 2006 (Date of
	June 30,		Inception) through
	2011	2010	June 30, 2011

Cash flows from operating activities:
Net loss	$(22,639)	$(1,000)	$(1,078,411)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	1,000	1,000	7,852
Stock-based compensation	-	-	773,907
Impairment loss	-	-	231,195
Gain on sale of asset	-	-	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	(2,255)	-	8,500
Net Cash Used in Operating Activities	(23,894)	-	(94,704)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)
Net Cash Used in Investing Activities	-	-	(1,704)

Cash flows from financing activities:
Advances from related parties	23,894	-	96,408
Net Cash Provided by Financing Activities	23,894	-	96,408

Net increase (decrease) in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

BARCLAY ROAD, INC.
(a development stage company)
Notes to Unaudited Financial Statements
As of and for the Six Months Ended June 30, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of June 30, 2011 and the statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Barclay Road, Inc. (the "Company" or "Barclay Road") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the balance sheet as of December 31, 2010 was derived from audited financial statements of the Company.

Organization

Barclay Road, Inc. was incorporated on October 20, 2006 pursuant to the laws of Wyoming.

The Company is considered a development stage enterprise as defined in ASC 205-915 "Development Stage Entities".  Planned principal activities have not yet produced significant revenues, as the Company has been engaged primarily in software development.  The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and to develop and market its product.

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

As provided for in the plan of merger, the stockholders at Lifetime Books received 211,225 shares of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  The financial statements reflect the retroactive restatement of Lifetime Books’ historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the plan of merger.

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

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Inception) through June 30, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the six and three months ended June 30, 2011 and 2010, there were no potentially dilutive securities outstanding.

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

Assets at Fair Value as of June 30, 2011 and
December 31, 2010 Using
June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Total	$-	$-	$-	$-

December 31, 2010

Total	$-	$-	$-	$-

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2011 and the Company did not have any financial liabilities as of June 30, 2011.

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

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the six months ended June 30, 2011 and 2010, was $1,000, and $1,000, respectively.

The components of intangible assets, net are as follows:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename	$10,000	$7,000	$10,000	$6,000

6.	ADVANCES FROM RELATED PARTIES

During the six months ended June 30, 2011 and 2010, the Company received $23,894 and
$-0-, respectively from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  As of June 30, 2011 and December 31, 2010, the Company owed these related parties $51,312 and $27,419, respectively.

7.	STOCKHOLDERS’ DEFICIENCY

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All share references since inception have been revised to give retroactive effect to the reverse stock split.

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

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the six months ended June 30, 2011 and 2010, the Company issued -0- and -0- shares and recorded $-0- and     $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Inception) through June 30, 2011, the Company issued 41,491,048 shares and recorded $773,907 as stock-based compensation.

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

BACKGROUND

Barclay Road, Inc. (“Barclay Road” or the “Company”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.  We are a development stage company.  On November 2, 2006, the Company entered into a plan of merger with Lifetime Books, Inc. (“Lifetime Books”).  In connection with the plan of merger, the Company acquired the assets and assumed the liabilities of Lifetime Books.  As provided for in the plan of merger, the stockholders at Lifetime Books received 251,720 shares of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  As of December 31, 2007, the Company sold its investment in Lifetime Books to Herbert L. Becker ("Becker") in exchange for the Company's obligation to Becker.  On July 2, 2008, Becker resigned as Chairman of the Board and President of the Company, and Eduardo Valero Erana was elected Chairman of the Board, President and Chief Executive Officer of the Company.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

During the six months ended June 30, 2011, we incurred a net loss of $22,639 compared to a net loss of $1,000 for the six months ended June 30, 2010. The increase in our net loss for the six months ended June 30, 2011 over the comparable period in 2010 is due to an increase of $21,639 in general and administrative expenses.

LIQUIDITY

At June 30, 2011, we had a working capital deficit of approximately $59,812, compared with a working capital deficit of approximately $38,173 at December 31, 2010.

At June 30, 2011, we had total assets of approximately $3,000, compared to total assets of approximately $4,000 at December 31, 2010. We had no cash at June 30, 2011 or at December 31, 2010. Net cash used in operating activities in the six months ended June 30, 2011 was $23,894, as compared with approximately $-0-  in the comparable period in 2010; net cash used in investing activities was $-0- in 2011 and 2010; and net cash provided by financing activities was $23,894 in 2011, as compared with $-0-  in 2010.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the six months ended June 30, 2011, we generated revenues of $-0-, incurred operating expenses of $22,639, and had no net income.  As of June 30, 2011, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARCLAY ROAD, INC. (Registrant)

Date: August 15, 2011	By: /s/ Eduardo Valero Erana Eduardo Valero Erana
Chief Executive and Principal Financial Officer