Form 10-Q
period 2011-09-30
BARCLAY ROAD, INC.
filed 2011-11-10
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-52332

BARCLAY ROAD, INC.
(Exact name of registrant as specified in its charter)

Wyoming	20-5571215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

112 ½ Sevier Court, Barbourville, KY	40906
(Address of principal executive offices)	(Zip Code)

(404) 229-6408
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

YES ☑  NO ☐

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

YES ☑  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 341,743,768 shares of common stock, no par value, issued and outstanding as of November 8, 2011.

BARCLAY ROAD, INC.
INDEX

Barclay Road, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	2

	Statements of Operations for the Nine and Three Months Ended September 30, 2011 and 2010 and the Period October 20,
	2006 (Date of formation) through September 30, 2011 (Unaudited)	3

	Statement of Stockholders' Equity for the Period Ended September 30, 2011 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and the Period October 20, 2006 (Date of
	formation) through September 30, 2011 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		14
Item 4.	Controls and Procedures
		14

PART II.	OTHER INFORMATION

Item 5.	Other Information	15

Item 6.	Exhibits.	15

Signatures		16

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

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

The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEETS
(A Development Stage Company)
(Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010

Intangible asset - net	$2,500	$4,000
Investment in oil and gas properties	260	-

TOTAL ASSETS	$2,760	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$11,500	$10,755
Advances from related parties	-	27,418

Total Current Liabilities	11,500	38,173

Commitments and Contingencies

Stockholders' Deficiency:

Common stock no par value - authorized unlimited;
341,743,768 and 41,743,768 outstanding as of
September 30, 2011 and December 31, 2010, respectively	1,035,362	1,015,102
Paid in capital	53,410	6,497
Deficit accumulated during development stage	(1,097,512)	(1,055,772)

Total Stockholders' Deficiency	(8,740)	(34,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,760	$4,000

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					For the Period
	For the Three Months		For the Nine Months		October 20, 2006
	Ended		Ended		(Date of Inception)
	September 30,		September 30,		Through
	2011	2010	2011	2010	September 30, 2011
Revenues	$-	$-	$-	$-	$-

Cost and expenses:
General and administrative expenses	19,101	500	41,740	1,500	903,812
Impairment loss	-	-	-	-	231,195
	19,101	500	41,740	1,500	1,135,007

Loss from operations	(19,101)	(500)	(41,740)	(1,500)	(1,135,007)

Other income (expense):
Gain on sale of asset		-		-	37,747
Interest expense	-	-	-	-	(252)
	-	-	-	-	37,495

Loss before provision for income taxes	(19,101)	(500)	(41,740)	(1,500)	(1,097,512)

Provision for income taxes	-	-	-	-	-

Net loss	$(19,101)	$(500)	$(41,740)	$(1,500)	$(1,097,512)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	66,743,768	41,743,768	50,168,676	41,743,768

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(A Development Stage Company)
(Unaudited)

					Deficit
				Additional	Accumulated
				Paid	During
	Common Stock			in	Development
	Total	Number of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	$-	$-

Net loss	(260,621)				(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	(260,621)

Stock issued for consulting fees (valued @ $.009 per share)	714,825	40,061	714,825

Stock issued for intangible asset	10,000	1,000	10,000

Net loss	(692,888)				(692,888)

Balance at December 31, 2007	2,511	292,781	956,020		(953,509)

Contribution from officer	6,497			6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)				(45,153)

Balance, January 1, 2009	(12,325)	24,112,781	979,840	6,497	(998,662)

Common stock issued for consulting fees (valued @ $.002
per share)	35,262	17,630,987	35,262

Net loss	(49,303)				(49,303)

Balance, December 31, 2009	(26,366)	41,743,768	1,015,102	6,497	(1,047,965)

Net loss	(7,807)				(7,807)

Balance, December 31, 2010	(34,173)	41,743,768	1,015,102	6,497	(1,055,772)

Common stock issued for acquisition of oil and gas
properties	260	200,000,000	260

Common stock issued for debt	20,000	100,000,000	20,000

Contribution from shareholders	46,913			46,913

Net loss	(41,740)				(41,740)

Balance, September 30, 2011	$(8,740)	341,743,768	$1,035,362	$53,410	$(1,097,512)

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	For the Nine Months Ended		For the Period October 20, 2006 (Date of
	September 30,		Inception) through
	2011	2010	September 30, 2011

Cash flows from operating activities:
Net loss	$(41,740)	$(1,500)	$(1,097,512)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	1,500	1,500	8,352
Stock-based compensation	-	-	773,907
Impairment loss	-	-	231,195
Gain on sale of asset	-	-	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	745	-	11,500
Net Cash Used in Operating Activities	(39,495)	-	(110,305)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)
Net Cash Used in Investing Activities	-	-	(1,704)

Cash flows from financing activities:
Advances from related parties	39,495	-	112,009
Net Cash Provided by Financing Activities	39,495	-	112,009

Net increase (decrease) in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for
oil and gas properties	$260		$260

Common stock issued for debt	$20,000		$20,000

Advances from related parties contributed to
paid-in-capital	$46,913		$53,410

Advances from related parties exchanged for the
sale of asset			$38,599

BARCLAY ROAD, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2011 and the statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Barclay Road, Inc. (the "Company" or "Barclay Road") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the balance sheet as of December 31, 2010 was derived from audited financial statements of the Company.

Organization

Barclay Road, Inc. was incorporated on October 20, 2006 pursuant to the laws of Wyoming.

The Company is considered a development stage enterprise as defined in ASC 205-915 "Development Stage Entities".  Planned principal activities have not yet produced significant revenues, as the Company had been engaged primarily in software development.  The Company is currently engaged in oil and gas activities in the state of Kentucky and acquired an oil and gas lease.  The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing for the drilling and exploration of oil and natural gas.

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

On September 20, 2011, the Company acquired an oil and gas lease in Knox County, Kentucky.

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Inception) through September 30, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise.  The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the Inception of a new business, raising operating and development capital, and drilling and exploration for oil and natural gas.  There is no assurance the Company will ultimately achieve a profitable level of operations.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011, except as noted below, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Full Cost Method

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves, or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of the Company’s offshore production platforms, gathering systems, wells and related structures, considering related salvage values.

2.	ACQUISITIONS OF OIL AND GAS PROPERTIES

On September 20, 2011, the Company acquired an oil and gas lease from Mission Energy, LLC, a Kentucky limited liability company ("Mission"), providing the Company of all Mission's right, title and interest in an oil and gas lease in Knox County, Kentucky.  In connection with the acquisition of the lease, the Company issued 200,000,000 shares of its common stock to Mission and its designees with a fair value of $260.

The lease consists of approximately 52 acres, has a well spacing requirement of 10 acres, and is in the Appalachian Basin.  Knox County has been widely explored and drilled for oil and gas and is known to have multiple pay formations including the Maxon Sand, Big Lime, Borden Shale, Devonian Shale and Corniferous Formations.  Knox County has been a producer of oil and gas dating back to the early 1940s.

3.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the nine and three months ended September 30, 2011 and 2010, there were no potentially dilutive securities outstanding.

4.	FAIR VALUE MEASUREMENTS

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Assets at Fair Value as of September 30, 2011 and
December 31, 2010 Using

		Quoted Prices in	Significant
		Active Markers	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)

Total	$-	$-	$-	$-

December 31,2010

Total	$-	$-	$-	$-

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2011 and the Company did not have any financial liabilities as of September 30, 2011.

The Company has other financial instruments, such as accrued expenses and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accrued expenses and other liabilities approximate their fair values.

5.	IMPAIRMENT LOSS

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

As of December 31, 2006, the Company recorded an impairment loss of $231,195 writing down the value of the manuscripts to $-0-.

6.	INTANGIBLES

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  Amortization expense for the nine months ended September 30, 2011 and 2010, was $1,500, and $1,500, respectively.

The components of intangible assets, net are as follows:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization

Trade name	$10,000	$7,500

7.	ADVANCES FROM RELATED PARTIES

During the nine months ended September 30, 2011 and 2010, the Company received $39,495 and $-0-, respectively from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $46,913 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount.
As of September 30, 2011 and December 31, 2010, the Company owed these related parties $-0- and $27,418, respectively.

8.	COMMON STOCK

The Company is authorized to issue unlimited common shares of no par value stock, of which 341,743,768 shares were outstanding as of September 30, 2011.  Any amounts included in paid-in capital represents contributions of capital from shareholders or forgiveness of debts from related parties.

On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $46,913 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount.

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All share references since inception have been revised to give retroactive effect to the reverse stock split.

9.	INCOME TAXES

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

10.	STOCK-BASED COMPENSATION

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the nine months ended September 30, 2011 and 2010, the Company issued -0- and -0- shares and recorded $-0- and $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Inception) through September 30, 2011, the Company issued 41,491,048 shares and recorded $773,907 as stock-based compensation.

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

PLAN OF OPERATION

With the sale of our Lifetime Books business, our Board of Directors determined that our business model should be re-evaluated to identify and acquire another business through a business combination.  On September 20, 2011, the Company acquired an oil and gas lease from Mission Energy, LLC, a Kentucky limited liability company ("Mission"), providing the Company of all Mission's right, title and interest in an oil and gas lease in Knox County, Kentucky.  In connection with the acquisition of the lease, the Company issued 200,000,000 shares of its common stock to Mission and its designees with a fair value of $260.

The lease consists of approximately 52 acres, has a well spacing requirement of 10 acres, and is in the Appalachian Basin.  Knox County has been widely explored and drilled for oil and gas and is known to have multiple pay formations including the Maxon Sand, Big Lime, Borden Shale, Devonian Shale and Corniferous Formations.  Knox County has been a producer of oil and gas dating back to the early 1940s.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

During the nine months ended September 30, 2011, we incurred a net loss of $41,740 compared to a net loss of $1,500 for the nine months ended September 30, 2010. The increase in our net loss for the nine months ended September 30, 2011 over the comparable period in 2010 is due to an increase of $40,240 in general and administrative expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

During the three months ended September 30, 2011, we incurred a net loss of $19,101 compared to a net loss of $500 for the three months ended September 30, 2010. The increase in our net loss for the three months ended September 30, 2011 over the comparable period in 2010 is due to an increase of $18,601 in general and administrative expenses.

LIQUIDITY

At September 30, 2011, we had a working capital deficit of approximately $11,500, compared with a working capital deficit of approximately $38,173 at December 31, 2010.

At September 30, 2011, we had total assets of approximately $2,760, compared to total assets of approximately $4,000 at December 31, 2010. We had no cash at September 30, 2011 or at December 31, 2010. Net cash used in operating activities in the nine months ended September 30, 2011 was $39,495, as compared with approximately $-0-  in the comparable period in 2010; net cash used in investing activities was $-0- in 2011 and 2010; and net cash provided by financing activities was $39,495 in 2011, as compared with $-0-  in 2010.

 Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the nine months ended September 30, 2011, we generated revenues of $-0-, incurred operating expenses of $41,740, and had no net income.  As of September 30, 2011, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

(a)           The Company held its Annual Meeting of Stockholders on November 7, 2011, in Barbourville, Kentucky.

(b)           The following persons were elected directors of the Company at the Annual Meeting, to serve and hold office until the next annual meeting of stockholders and until their successors are elected and qualify: Andrew J. Kacic, Walter Powell and Eduardo Valero Erana.

(c)           At the Annual Meeting, a total of 222,350,000 shares were present in person or by proxy out of 241,743,768 shares outstanding on the September 29, 2011 record date.  The following is the result of stockholder voting on the proposals before the meeting:

Proposal	Votes in Favor	Votes Against	Abstentions/
			Broker Nonvotes
Election of
Walter J. Kacic
as a Director	222,350,000	--	--

Election of
Walter Powell
as a Director	222,350,000	--	--

Election of
Eduardo Valero Erana
as a Director	222,350,000	--	--

ITEM 6. EXHIBITS

(a)           Exhibits

31	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARCLAY ROAD, INC.
(Registrant)

Date: November 9, 2011	By:	/s/Walter Powell
Walter Powell
President and Principal Financial Officer