Form 10-K
period 2011-12-31
BARCLAY ROAD, INC.
filed 2012-04-16
CIK 1381873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

112 ½ Sevier Court, Barbourville, Kentucky 40906
 (Address of principal executive offices)
(404) 229-6408
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $-0-.

Number of shares of common stock of the registrant outstanding as of April 9, 2012: 341,743,768.

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

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

PART I

Item 1.  Business.

Barclay Road, Inc. (“Barclay Road”, the “Company”, “we” or “us”) was incorporated on October 20, 2006 pursuant to the laws of Wyoming.  We are a development stage company.  On November 2, 2006, the Company entered into a plan of merger with Lifetime Books, Inc. (“Lifetime Books”).  In connection with the plan of merger, the Company acquired the assets and assumed the liabilities of Lifetime Books.  As provided for in the plan of merger, the stockholders at Lifetime Books received 251,720 of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  As of December 31, 2007, the Company sold its investment in Lifetime Books to Herbert C. Becker ("Becker") in exchange for the Company's obligation to Becker.  At a meeting of the Board of Directors of the Company held on July 2, 2008, Eduardo Valero Erana was appointed to fill a vacancy in our Board of Directors and was elected Chairman of the Board, President and Chief Executive Officer of the Company.   Following the election of Mr. Valero as a director, Herbert L. Becker resigned as a director and as Chairman of the Board and President.

Recent Developments

On September 20, 2011, we entered into a Purchase and Sale Agreement (the “Agreement”) with Mission Energy, LLC, a Kentucky limited liability company (“Mission”), providing for the purchase by the Company of all of Mission’s right, title, and interest in and to an oil and gas lease in Knox County, Kentucky.  In connection with the Agreement, we issued 200,000,000 shares of our common stock to Mission and its designees. The Agreement provided for resignation at closing of the Company’s officers and the appointment of new officers, and the mailing to shareholders of an Information Statement for a Special Meeting of Stockholders to elect two additional directors to the current Board of Directors.

On September 20, 2011, our Board of Directors authorized issuance and mailing of a notice to our stockholders of a Special Meeting of Stockholders for the purpose of electing Andrew Kacic and Walter Powell to the Board of Directors. The Company held the Special Meeting of Stockholders on November 7, 2011, in Barbourville, Kentucky. The following persons were elected directors of the Company at the Special Meeting: Andrew J. Kacic, Walter Powell and Eduardo Valero Erana.

Liquidity and Financial Resources

As of December 31, 2011, the Company had $-0- of cash on hand.  Through December 31, 2011, the Company was in the development stage, had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $1,119,413 and has a working capital deficiency in the amount of $20,263, at December 31, 2011.  The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing.  Management is actively seeking additional capital to ensure the continuation of its activities.  However, there is no assurance that additional capital will be obtained or that the Company will be profitable.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Lease Acquisition

On  September 20, 2011, we closed the acquisition of an oil and gas lease, valued at $260, for approximately 52 acres, located in Knox County, Kentucky, from Mission Energy LLC, owned and controlled by Walter Powell, our Chief Executive Officer.

The lease we purchased in Knox County, Kentucky has a well spacing requirement of 10 acres, and is in the Appalachian Basin. Knox County has been widely explored and drilled for oil and gas and is known to have multiple pay formations including the Maxon Sand, Big Lime, Borden Shale, Devonian Shale and Corniferous Formations.  Knox County has been a producer of oil and gas dating back to the early 1940’s.  Both public and private companies currently produce and/or transport oil and gas from their operations in Knox County, Kentucky.

The lease is situated within two miles of a natural gas transmission line owned and operated by Delta Natural Gas Company. (DGAS).  Until volumes of natural gas are established the Company is not certain if it can obtain a connection into the DGAS line.  Any crude oil produced from the lease would be shipped by truck to the oil purchaser. Any market for crude oil produced from the lease would be subject to quality of the oil and acceptance by the purchaser.

We estimate that we will require up to $200,000 in additional capital to develop the first oil and/or gas well on this property.

Our primary focus will be to develop our property, to acquire additional properties and to operate our properties. We have no acquisitions contemplated or under discussion at this time.

Industry and economic factors

In managing our business we must deal with many factors inherent in our industry. First and foremost is wide fluctuation of oil and gas prices. Oil and gas markets are cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in prices often have the greatest impact on our results of operations.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in the drilling, treatment and/or restoration of wells and production. The oil and gas industry is highly competitive. We compete with major and diversified energy companies, independent oil and gas companies, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial, commercial, and residential end users.

Approach to Our business

Implementation of our business approach relies on our ability to fund ongoing drilling and development projects with cash flow provided initially by external sources of capital.

Critical accounting policies and estimates

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures.

Employees

As of December 31, 2011, we had no employees.

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

Risks Related to Our Company, Business and Industry

We have only a limited operating history, have not operated profitably since inception and will be required to raise substantial amounts of capital

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2011, we generated revenues of $-0-, incurred operating expenses of $63,641, and had no net income.  As of December 31, 2011, we had $-0- of cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

Because of our financial position, there is substantial doubt our ability to operate as a going concern

We have spent substantially all of the investment funds that we have raised so far, and we have earned $-0- in revenues from continuing operations through December 31, 2011.  As a result, as of December 31, 2011, we have a working capital deficiency of ($20,263).  Our financial condition still raises substantial doubt about our ability to operate as a going concern.

Our oil and gas lease is not a producing property, and we will be dependent on raising additional capital to implement our business plan to develop this and other oil and gas properties.

Our oil and gas property will have to be developed in order for it to become a producing property, and we are dependent on external financing for the capital required to develop this property. We estimate that we will require additional capital of approximately $200,000 for development of this property.  We will, as well, require capital for future development costs for other properties that we may acquire.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties.

Our future success will depend on the success of our development, exploitation, production and exploration activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents; and

•	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition or results of operations.

Prospects that we decide to drill may not yield oil or gas in commercially viable quantities.

A prospect is a property on which we have identified what our geoscientists believe, based on available geological information, to be indications of oil or gas.  Our prospect is in a stage of evaluation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of evaluation technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or gas will be present or, if present, whether oil or gas will be present in commercial quantities.  In addition, because of the wide variance that results from different equipment used to test the wells, initial flowrates may not be indicative of sufficient oil or gas quantities in a particular field.  The analogies we draw from available data from other wells, from more fully explored prospects, or from producing fields also may not be applicable.  We may terminate our drilling program for a prospect if results do not merit further investment.

At present we do not have any proved oil and gas reserves, and future proved reserve estimates may be inaccurate and future net cash flows uncertain.

Estimates of proved oil and gas reserves and their associated future net cash flow necessarily depend on a number of variables and assumptions. Among others, changes in any of the following factors may cause estimates to vary considerably from actual results:

•    production rates, reservoir pressure and other subsurface information;
•    future oil and gas prices;
•    assumed effects of governmental regulation;
•    future operating costs;
•    future property, severance, excise and other taxes incidental to oil and gas operations;
•    capital expenditures; and
•    workover and remedial costs.

Our operations may incur substantial liabilities to comply with environmental laws and regulations.

Our oil and gas operations are subject to stringent federal and state laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities, and concentration of materials that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; and impose substantial liabilities for pollution resulting from our operations.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief.

Crude oil and natural gas prices are volatile and a substantial reduction in these prices could adversely affect our results and the price of our common stock.

Our revenues, operating results and future rate of growth depend highly upon the prices we receive from crude oil and natural gas properties. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The markets and prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

•   worldwide and domestic supplies of crude oil and natural gas;
•   actions taken by foreign oil and gas producing nations;
•   political conditions and events (including instability or armed conflict) in crude oil or natural gas producing regions;
•   the level of global crude oil and natural gas inventories;
•   the price and level of foreign imports;
•   the price and availability of alternative fuels;
•   the availability of pipeline capacity and infrastructure;
•   the availability of crude oil transportation and refining capacity;
•   weather conditions;
•   domestic and foreign governmental regulations and taxes; and
•   the overall economic environment.

Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

•   limiting our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations;
•   reducing the amount of crude oil and natural gas that can be produced economically;
•   causing us to delay or postpone some of our capital projects;
•   reducing our revenues, operating income and cash flows;
•   reducing the carrying value of our investments in crude oil and natural gas properties; or
•   limiting our access to sources of capital, such as equity and long-term debt.

Our business depends on oil and natural gas transportation facilities, most of which are owned by others.

The marketability of our oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. The lack of availability of these facilities for an extended period of time could negatively affect our revenues. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Competition in our industry is intense and many of our competitors have greater financial and technological resources.

We operate in the competitive area of oil and gas exploration and production. Many of our competitors are large, well-established companies that have larger operating staffs and significantly greater capital resources than we do.

We are subject to complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and gas are subject to extensive Federal, state and local laws and regulations, including complex environmental laws. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection, and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations, we may be charged with remedial costs. Pollution and similar environmental risks generally are not fully insurable. Such liabilities and costs could have a material adverse effect on our financial condition and results of operations.

Our business involves many operating risks that may result in substantial losses for which insurance may be unavailable or inadequate.

Our operations are subject to hazards and risks inherent in operating and restoring oil and gas wells, such as fires, natural disasters, explosions, casing collapses, surface cratering, pipeline ruptures or cement failures, and environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs. In addition, our liability for environmental hazards may include conditions created by the previous owners of properties that we purchase or lease.

We plan to maintain insurance coverage against some, but not all, potential losses. We do not believe that insurance coverage for all environmental damages that could occur is available at a reasonable cost. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

Competition for experienced, technical personnel may negatively impact our operations.

Our exploratory and development drilling success will depend, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. In particular, the loss of the services of our chief executive officer, Walter Powell, could adversely affect our business, revenues and results of operations. As we continue to grow our asset base and the scope of our operations, our future profitability will depend on our ability to attract and retain qualified personnel, particularly individuals with a strong background in geology, geophysics, engineering and operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The Company owns an oil and gas lease on approximately 52 acres, located in Knox County, Kentucky.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of  Equity Securities.

There is no established trading market for our common stock.  Our common stock is quoted infrequently in the “grey market” under the symbol "BCLR" The last quote for our common stock on March 19, 2012was $.15 per share.

Holders of Record

As of April 9, 2012, there were approximately 164 holders of record of our common stock.

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

Recent Developments

On September 20, 2011, Barclay Road, Inc. (the “Company”, “we” or “us”) entered into a Purchase and Sale Agreement (the “Agreement”) with Mission Energy, LLC, a Kentucky limited liability company (“Mission”), providing for the purchase by the Company of all of Mission’s right, title, and interest in and to an oil and gas lease in Knox County, Kentucky.  In connection with the Agreement, we issued 200,000,000 shares of our common stock to Mission and its designees (the “controlling stockholders”). The Agreement provided for resignation at closing of the Company’s officers and the appointment of new officers, and the mailing to shareholders of an Information Statement for a Special Meeting of Stockholders to elect two additional directors to the current Board of Directors.

On September 20, 2011, our Board of Directors authorized issuance and mailing of a notice to our stockholders of a Special Meeting of Stockholders for the purpose of electing Andrew Kacic and Walter Powell to the Board of Directors. The Company held the Special Meeting of Stockholders on November 7, 2011, in Barbourville, Kentucky. The following persons were elected directors of the Company at the Annual Meeting, to serve and hold office until the next annual meeting of stockholders and until their successors are elected and qualify: Andrew J. Kacic, Walter Powell and Eduardo Valero Erana.

PLAN OF OPERATION

On  September 20, 2011, we closed the acquisition of an oil and gas lease, valued at $260, for approximately 52 acres, located in Knox County, Kentucky, from Mission Energy LLC, owned and controlled by Walter Powell, our President. We estimate that we will require up to $200,000 in additional capital to develop the first oil and/or gas well on this property. Our primary focus will be to develop our property, to acquire additional properties and to operate our properties. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

During the year ended December 31, 2011, we incurred a net loss of $63,641 compared to a net loss of $7,807 for 2010. The increase in our net loss for the year ended December 31, 2011over the year ended December 31, 2010 is primarily due to an increase of $55,834 in general and administrative expenses.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2011, we had a working capital deficiency of approximately $20,263, compared with a working capital deficit of approximately $38,173at December 31, 2010.

At December 31, 2011, we had total assets of approximately $260, compared to total assets of approximately $4,000 at December 31, 2010. We had $-0- cash at December 31, 2011and 2010. Net cash used in operating activities in 2011and 2010 was  $-0-; net cash used in investing activities was $-0- for 2011 and 2010. Cash flows for financing activities were $50,133 in 2011, as compared with $1,403 in 2010.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2011, we generated revenues of $-0-, incurred operating expenses of $63,641, and had no net income.  As of December 31, 2011, we had $-0- cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

New Financial Accounting Standards

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

Item 8.  Financial Statements and Supplementary Data.

BARCLAY ROAD, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

Balance Sheet as of December 31, 2011 and 2010	F-2

Statement of Operations for the years ended December 31, 2011 and 2010 and for the period October 20, 2006 (Date of Formation) through
December 31, 2011	F-3

Statement of Stockholders’ Equity (Deficiency) for the period
October 20, 2006 (Date of Formation) through December 31, 2011	F-4

Statement of Cash Flows for the years ended December 31, 2011 and 2010 and for the period October 20, 2006 (Date of Formation) through
December 31, 2011	F-5

Notes to Financial Statements	F-6 - F-12

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Barclay Road, Inc.

We have audited the accompanying balance sheets of Barclay Road, Inc. (a development stage company) (“Barclay Road” or the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period October 20, 2006 (Date of Inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2011 and 2010 financial statements present fairly, in all material respects, the financial position of Barclay Road, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and for the period October 20, 2006 (Date of Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As more fully explained in Note 1 to the financial statements, the Company has a deficiency in working capital at December 31, 2011, incurred losses from operations, needs to obtain additional financing to meet its obligations on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Madsen & Associates, CPA's Inc.

April 11, 2012

BARCLAY ROAD, INC.
BALANCE SHEETS
(A Development Stage Company)

ASSETS
	December 31,
	2011	2010

Intangible asset - net	$-	$4,000
Investment in oil and gas properties	260	-

TOTAL ASSETS	$260	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$20,263	$10,755
Advances from related parties	-	27,418

Total Current Liabilities	20,263	38,173

Commitments and Contingencies

Stockholders' Deficiency:

Common stock no par value - authorized unlimited;
341,743,768 and 41,743,768 outstanding as of
December 31, 2011 and 2010, respectively	1,035,362	1,015,102
Paid in capital	64,048	6,497
Deficit accumulated during development stage	(1,119,413)	(1,055,772)

Total Stockholders' Deficiency	(20,003)	(34,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$260	$4,000

See notes to financial statements

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

			For the Period
	Year Ended		October 20, 2006 (Date
	December 31,		of Inception) Through
	2011	2010	December 31, 2011
Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	63,641	7,807	925,713
Impairment loss	-	-	231,195
	63,641	7,807	1,156,908

Loss from operations	(63,641)	(7,807)	(1,156,908)

Other income (expense):
Gain on sale of asset		-	37,747
Interest expense	-	-	(252)
	-	-	37,495

Loss before provision for income taxes	(63,641)	(7,807)	(1,119,413)

Provision for income taxes	-	-	-

Net loss	$(63,641)	$(7,807)	$(1,119,413)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	120,088,932	41,743,768

See notes to financial statements

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(A Development Stage Company)

					Deficit
				Additional	Accumulated
				Paid	During
		Common Stock		in	Development
	Total	Number of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	$-	$-

Net loss	(260,621)				(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	(260,621)

Stock issued for consulting fees (valued @ $.009 per share)	714,825	40,061	714,825

Stock issued for intangible asset	10,000	1,000	10,000

Net loss	(692,888)				(692,888)

Balance at December 31, 2007	2,511	292,781	956,020		(953,509)

Contribution from officer	6,497			6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)				(45,153)

Balance, January 1, 2009	(12,325)	24,112,781	979,840	6,497	(998,662)

Common stock issued for consulting fees (valued @ $.002
per share)	35,262	17,630,987	35,262

Net loss	(49,303)				(49,303)

Balance, December 31, 2009	(26,366)	41,743,768	1,015,102	6,497	(1,047,965)

Net loss	(7,807)				(7,807)

Balance, December 31, 2010	(34,173)	41,743,768	1,015,102	6,497	(1,055,772)

Common stock issued for acquisition of oil
and gas properties	260	200,000,000	260

Common stock issued for debt	20,000	100,000,000	20,000

Contribution from shareholders	57,551			57,551

Net loss	(63,641)				(63,641)

Balance, December 31, 2011	$(20,003)	341,743,768	$1,035,362	$64,048	$(1,119,413)

See notes to financial statements

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			For the Period
	Year Ended		October 20, 2006 (Date of
	December 31,		Inception) through
	2011	2010	December 31, 2011

Cash flows from operating activities:
Net loss	$(63,641)	$(7,807)	$(1,119,413)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	4,000	2,000	10,852
Stock-based compensation	-	-	773,907
Impairment loss	-	-	231,195
Gain on sale of asset	-	-	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	9,508	4,404	20,263
Net Cash Used in Operating Activities	(50,133)	(1,403)	(120,943)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)
Net Cash Used in Investing Activities	-	-	(1,704)

Cash flows from financing activities:
Advances from related parties	50,133	1,403	122,647
Net Cash Provided by Financing Activities	50,133	1,403	122,647

Net increase (decrease) in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for
oil and gas properties	$260		$260

Common stock issued for debt	$20,000		$20,000

Common stock issued for services			$773,907

Advances from related parties contributed to
paid-in-capital	$57,551		$64,048

Advances from related parties exchanged for the
sale of asset			$38,599

See notes to financial statements

BARCLAY ROAD, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

As of December 31, 2007, the Company sold its investment in Lifetime Books to Herbert L. Becker ("Becker") in exchange for the Company's obligation to Becker.  See Note 6 for further information.

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its common stock which became effective on that date.

On September 20, 2011, the Company acquired an oil and gas lease in Knox County, Kentucky.

Going Concern

The Company’s financial statements for the period October 20, 2006 (Date of Formation) through December 31, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise.  The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and drilling and exploration for oil and natural gas.  There is no assurance the Company will ultimately achieve a profitable level of operations.

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

Significant Accounting Policies

Full Cost Method

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves, or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the assetretirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to future cash flows associated with impairment testing for long-lived assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accrued expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the specified period.  Diluted earnings (loss) per common share is computed by dividing net income by the weighed average number of common shares and potential common shares during the specified period.  For the years ended December 31, 2011 and 2010, there were no potentially dilutive securities outstanding.

Evaluation of long-lived Assets

The Company reviews long-lived assets for impairment whenever significant events or changes in circumstances indicate the carrying value of an asset may not be recoverable An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Intangible Assets

Intangible assets with finite lives are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated useful life of the asset.  Intangible assets with indefinite lives, such as trademarks, are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Income Taxes

The Company is in its development stage and has no income, therefore no income tax benefit has been reflected on the financial statements.

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

Stock-Based Compensation

The Company issues shares of its common stock to non-employees as compensation for services rendered.  For the years ended December 31, 2011 and 2010, the Company issued
-0- and -0- shares and recorded $-0- and $-0-, respectively, as stock-based compensation.

For the period October 6, 2006 (Date of Inception) through December 31, 2011, the Company issued 41,491,048 shares and recorded $773,907 as stock-based compensation.

Fair Value of Financial Instruments

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011.

Assets at Fair Value Using
Quoted Prices
		in Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
December 31, 2011	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Total	$-	$-	$-	$-

December 31, 2010

Total	$-	$-	$-	$-

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2011 and the Company did not have any financial liabilities as of December 31, 2011.

The Company has other financial instruments, such as accrued expenses and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accrued expenses and other liabilities approximate their fair values.

NEW FINANCIAL ACCOUNTING STANDARDS

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

On December 7, 1988, a judgment for $231,195 U.S. was issued to the benefit of Herbert L. Becker (a former director and shareholder of the Company) against Lifetime Books.  The shareholder took possession of all assets of Lifetime Books via a judgment lien certificate.

Lifetime Books is a publishing house with more than 1,500 titles.  Lifetime Books purchases or licenses manuscripts from authors or from other publishers, and then prints and sells them through bookstores such as Barnes and Noble and Amazon.com.

As of December 31, 2006, the Company recorded an impairment loss of $231,195 writing down the value of the manuscripts to $-0-.

4.	INTANGIBLES

Other intangibles included the purchase of a trade name.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocation including valuations and independent approvals.  Other intangibles are being amortized over 5 years, the expected life.  The Company wrote-off the balance of intangibles as of December 31, 2011 as there was no expected further benefits from the use of the trade name.  Amortization expense for the years ended December 31, 2011 and 2010 and the period October 20, 2006 (Date of Formation) through December 31, 2011, was $4,000, $2,000 and $ 10,000, respectively.

The component of intangible assets are as follows:

December 31, 2011
	Gross Carrying Amount	Accumulated Amortization
Tradename	$-	$-

Amortization expense for the years ending
December 31,

2012	$-
2013	-
2014	-

5.	ADVANCES FROM RELATED PARTIES

During the years ended December 31, 2011 and 2010, the Company received $50,133 and $1,403, respectively from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $57,551 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount.

As of December 31, 2011 and 2010, the Company owed these related parties $-0- and $27,418, respectively.

6.	LOAN FROM SHAREHOLDER

During 2007, the Company owed Herbert L. Becker $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  The Company recorded a gain of $37,457 on the sale of this investment which is included in the statement of operations for the period October 6, 2006 (Date of Inception) through December 31, 2011.

7.	COMMON STOCK

The Company is authorized to issue unlimited common shares of no par value stock, of which 341,743,768 shares were outstanding as of December 31, 2011.  Any amounts included in paid-in capital represents contributions of capital from shareholders or forgiveness of debts from related parties.

On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $57,551 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount.

On September 20, 2011, in connection with the acquisition of an oil and gas lease, the Company issued 200,000,000 shares of its common stock to Mission Energy LLC and its designees with a fair value of $260.

On March 18, 2008, the Company's shareholders approved a one-for-two thousand reverse stock split of its outstanding common stock which became effective on that date.

All share references since inception have been revised to give retroactive effect to the reverse stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Title
Walter Powell	40	President, Chief Executive Officer, Treasurer and Director
Eduardo Valero Erana	63	Director

On September 20, 2011, Eduardo Valero Erana resigned from the offices of Chairman and Chief Executive Officer, and the Board of Directors (the sole member of which was Mr. Valero) appointed Andrew J. Kacic as Chief Executive Officer and Secretary and Walter Powell as President and Treasurer. On December 24, 2011, Andrew Kacic voluntarily resigned as Chief Executive Officer, Secretary and a director of the Company, and on December 29, 2011, Walter Powell, President of the Company, was also appointed as Chief Executive Officer of the Company.

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

Walter Powell

Mr.  Powell was elected a director on  is a career energy professional with 20 years of expertise in Upstream and Midstream crude oil and natural gas production. He currently serves as the Chief Operating Officer and Executive Vice-President of Consolidated Oil and Gas Corporation (COGC), Barbourville, Kentucky, founded in 1997 by Mr. Powell and his wife.  COGC is an independent construction, exploration and production company with operations in Kentucky and Tennessee.  From October 2005 to the present, Mr. Powell has been the project manager for Whitley County, Kentucky for Midwest Oil and Gas, LLC, Downing, Wisconsin. From March, 1992 to June 1998, Mr. Powell, along with two industry partners formed and operated D P Enterprise Company, a Kentucky partnership, which was involved in crude oil exploration and production in south central Kentucky.  He is a 1993 graduate of Transylvania University, Lexington, Kentucky.  COGC, the program manager of an oil and gas program, and Walter Powell were the subject of an April 7, 2004 permanent cease and desist order from the Pennsylvania Securities Commission as a result of any offer made by Mr. Powell to a Pennsylvania resident to sell an undivided fractional working interest in an oil and gas program where the offeree had no pre-existing relationship with COGC and, according to the Pennsylvania Securities Commission, did not have sufficient knowledge in financial matters to be able to evaluate the merits and risks of the investment. COGC and Mr. Powell were not aware of the requirements enforced by Pennsylvania and agreed to a settlement with the Pennsylvania Securities Commission for costs of the investigation ($1,000) and, pursuant to the terms of a cease and desist order, a prohibition against violations of the 1972 Pennsylvania Securities Act. There were no sales of the oil and gas program interests to any Pennsylvania resident, and no charges of fraud or misrepresentation involving these matters. In 2004, COGC and Walter Powell were the subject of an administrative complaint filed by the Kentucky Division of Securities related to the offer and sale of securities and alleged failure to file reports with the Division, failure to obtain a signed subscription agreement or suitability information, and disclosure omissions in the private placement memorandum, as to an offering of oil and gas program interests subscribed to by a Kentucky investor. As per the agreed order, dated July 30, 2004, COGC and Walter Powell agreed to comply with the Securities Act of Kentucky as to offers and sales of securities, to obtain suitability information as to prospective investors, to file any proposed offering documents with the Kentucky Division of Securities, to disclose of all material facts to prospective investors, and to maintain records of securities offerings. The Kentucky order was settled without any fines or costs assessments.

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

Involvement in Certain Legal Proceedings

Except as stated above with respect to Mr. Powell, during the past ten years, no director, director nominee, executive officer, promoter or control person of the Company:

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

Andrew Kacic, the former Chief Executive Officer of the Company, was required to file a Form 3 by September 30, 2011, with regard to his appointment as CEO and a Director on September 20, 2011.  This Form 3 was filed late on October 7, 2011.

Code of Business Ethics

We intend to adopt a Code of Conduct and Ethics that applies to all of our directors and officers when the Company resumes active business operations.

Item 11.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during its fiscal years ended December 31, 2011 and 2010 by our former and current Chief Executive Officers. Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Walter Powell, President of the Company from September 20, 2011 and CEO from December 24, 2011	2011	-0-							-0-

Andrew Kacic, CEO from September 20, 2011 to December 24, 2011	2011	-0-							-0-

Eduardo Valero Erana, Chief Executive Officer from July 2, 2008	2010	-0-							-0-
	2011	-0-							-0-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the total number and percentage of shares of our common stock beneficially owned as of April 9, 2012 (except as otherwise indicated) by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of any class of our outstanding voting shares;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table sets forth, as of April 9, 2012, each person known by us to be the beneficial owner of five percent or more of the Company's voting Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

At April 9, 2012, 341,743,768 shares of common stock were issued and outstanding.

Name	Number of Shares Owned Beneficially	Ownership Percentage of Class
Walter Powell (1) 112 ½ Sevier Court Barbourville, Kentucky 40906	100,000,000	29.26%
Andrew J. Kacic(2) 112 ½ Sevier Court Barbourville, Kentucky 40906	50,000,000	14.63%
Jordan A. Kacic 112 ½ Sevier Court Barbourville, Kentucky 40906	50,000,000	14.63%
Eduardo Valero Erana Pseo de Alcobendas 14-56 Alcobendas, Spain 28026	19,450,000	5.69%
All Officers and Directors as a Group (3)	169,450,000	34.95%

(1) Walter Powell owns 100,000,000 shares of common stock beneficially, which shares are owned directly by Mission Energy, LLC, a Kentucky limited liability company which is owned and controlled by Walter Powell.

(2) Andrew J. Kacic owns 50,000,000 shares of common stock beneficially, 25,000,000 shares of which are owned directly by Advisory Services, Inc., Phoenix, Arizona, and 25,000,000 of which are owned by Kandy LP, Scottsdale, Arizona.   Advisory Services, Inc. and Kandy LP are both owned and controlled by Andrew J. Kacic.

Change of Control

At the closing of the purchase of a controlling interest of 82.73% of the outstanding common stock of the Company on September 20, 2011, in connection with the assignment of an oil and gas lease to us, we issued to the Mission Energy, LLC, which is owned and controlled by Walter Powell, and Mission’s designees, Advisory Services, Inc. and Kandy LP (both controlled by Andrew J. Kacic), and Jordan A. Kacic (Andrew Kacic’s son), an aggregate of 200,000,000 shares of our common stock, which constituted following such issuance 82.73% of our outstanding shares of common stock. Following the September 20, 2011 closing, Walter Powell, Andrew Kacic and Jordan A. Kacic were the Company’s controlling stockholders, Eduardo Valero Erana resigned as Chief Executive Officer of the Company, and Andrew J. Kasic was elected Chief Executive Officer and Secretary and Walter Powell, President and Treasurer, of the Company. The consideration furnished by the controlling stockholders was comprised of an oil and gas lease located in Knox County, Kentucky.

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

At the closing of the purchase of a controlling interest of 82.73% of the outstanding common stock of the Company on September 20, 2011, in connection with the assignment of an oil and gas lease to us, we issued to the Mission Energy, LLC, which is owned and controlled by Walter Powell, 100,000,000 shares of our common stock.  The consideration furnished by the controlling stockholders in this transaction was comprised of an oil and gas lease located in Knox County, Kentucky.

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

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees.
The aggregate fees billed by our independent auditors, Madsen & Associates, CPA’s Inc., for professional services rendered for the audit of our financial statements for the year ended December 31, 2011, included in this   Annual Report on Form 10-K, and review of our quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30 and September 30, 2011 are $19,000.  The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of our financial statements for the year ended December 31, 2010, included in this Annual Report on Form 10-K, are $5,000.

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
10.3
Purchase and Sale Agreement, dated as of September   , 2011, between Barclay Road, Inc. and Mission Energy, LLC. (Incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2011.)

10.4
Oil and Gas Lease, made and entered into September 13, 2011, between Jennifer G. Powell and Mission Energy, LLC. (Incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2011.)

10.5
Form of Assignment of oil and gas lease from Mission Energy, LLC to the Company(Incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2011.)

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
** Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

BARCLAY ROAD, INC.

By:	/s/ Walter Powell	Date: April 16, 2012
Walter Powell
Chief Executive Officer, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Walter Powelll	April 16, 2012	President and Chief Executive Officer, Treasurer and Director
Walter Powell

/s/ Eduardo Valero Erana	April 16, 2012	Director
Eduardo Valero Erana