Form 10-Q
period 2012-06-30
BARCLAY ROAD, INC.
filed 2012-08-14
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
 YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 YES ☑  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 341,743,768 shares of common stock, no par value, issued and outstanding as of August 8, 2012.

BARCLAY ROAD, INC.
INDEX

Barclay Road, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2012
	and December 31, 2011 (Unaudited)	2

	Statements of Operations for the Six and Three Months
	Ended June 30, 2012 and 2011 and the Period	3
	October 20, 2006 (Date of formation)
	through June 30, 2012 (Unaudited)

	Statement of Stockholders' Deficiency for the Period Ended June 30, 2012 (Unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and the Period
	October 20, 2006 (Date of formation)	5
	through June 30, 2012 (Unaudited)

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION	13

Item 5.	Other Information	13

Item 6.	Exhibits.	13

Signatures		14

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

           Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEETS
(A Development Stage Company)
(Unaudited)

ASSETS
	June 30,	December 31,
	2012	2011

Investment in oil and gas properties	$260	$260

TOTAL ASSETS	$260	$260

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$8,811	$20,263

Total Current Liabilities	8,811	20,263

Commitments and Contingencies	-	-

Stockholders' Deficiency:

Common stock, no par value - authorized unlimited;
341,743,768 and 341,743,768 outstanding as of
June 30, 2012 and December 31, 2011, respectively	1,035,362	1,035,362
Paid in capital	85,798	64,048
Deficit accumulated during development stage	(1,129,711)	(1,119,413)

Total Stockholders' Deficiency	(8,551)	(20,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$260	$260

The accompanying notes are an integral part of these unaudited financial statements

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					For the Period
	For the Six Months Ended		For the Three Months Ended		October 20, 2006 (Date
	June 30,		June 30,		of Inception) Through
	2012	2011	2012	2011	June 30, 2012
Revenues	$-	$-	$-	$-	$-

Cost and expenses:
General and administrative expenses	10,298	22,639	6,208	14,000	936,011
Impairment loss	-	-	-	-	231,195
	10,298	22,639	6,208	14,000	1,167,206

Loss from operations	(10,298)	(22,639)	(6,208)	(14,000)	(1,167,206)

Other income (expense):
Gain on sale of asset		-		-	37,747
Interest expense	-	-	-	-	(252)
	-	-	-	-	37,495

Loss before provision for income taxes	(10,298)	(22,639)	(6,208)	(14,000)	(1,129,711)

Provision for income taxes	-	-	-	-	-

Net loss	$(10,298)	$(22,639)	$(6,208)	$(14,000)	$(1,129,711)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	341,732,768	41,743,768	341,732,768	41,743,768

The accompanying notes are an integral part of these unaudited financial statements

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(A Development Stage Company)
(Unaudited)
					Deficit
				Additional	Accumulated
				Paid	During
		Common Stock		in	Development
	Total	Number of shares	Amount	Capital	Stage

Beginning balance, October 20, 2006	$231,195	251,720	$231,195	$-	$-

Net loss	(260,621)				(260,621)

Balance at December 31, 2006	(29,426)	251,720	231,195	-	(260,621)

Stock issued for consulting fees (valued @ $.009 per share)	714,825	40,061	714,825

Stock issued for intangible asset	10,000	1,000	10,000

Net loss	(692,888)				(692,888)

Balance at December 31, 2007	2,511	292,781	956,020		(953,509)

Contribution from officer	6,497			6,497

Stock issued for consulting fees (valued at $.001 per share)	23,820	23,820,000	23,820

Net loss	(45,153)				(45,153)

Balance, December 31, 2008	(12,325)	24,112,781	979,840	6,497	(998,662)

Common stock issued for consulting fees (valued @ $.002
per share)	35,262	17,630,987	35,262

Net loss	(49,303)				(49,303)

Balance, December 31, 2009	(26,366)	41,743,768	1,015,102	6,497	(1,047,965)

Net loss	(7,807)				(7,807)

Balance, December 31, 2010	(34,173)	41,743,768	1,015,102	6,497	(1,055,772)

Common stock issued for acquisition of oil
and gas properties	260	200,000,000	260

Common stock issued for debt	20,000	100,000,000	20,000

Contribution from shareholders	57,551			57,551

Net loss	(63,641)				(63,641)

Balance, December 31, 2011	(20,003)	341,743,768	1,035,362	64,048	(1,119,413)

Contribution from shareholders	21,750			21,750

Net loss	(10,298)				(10,298)

Balance, June 30, 2012	$(8,551)	341,743,768	$1,035,362	$85,798	$(1,129,711)

The accompanying notes are an integral part of these unaudited financial statements

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			For the Period
	For the SIx Months Ended		October 20, 2006 (Date of
	June 30,		Inception) through
	2012	2011	June 30, 2012

Cash flows from operating activities:
Net loss	$(10,298)	$(22,639)	$(1,129,711)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	-	1,000	10,852
Stock-based compensation	-	-	773,907
Impairment loss	-	-	231,195
Gain on sale of asset	-	-	(37,747)
Changes in operating assets
and liabilities:	-	-	-
Increase in accrued expenses and accounts payable	(11,452)	(2,255)	8,810
Net Cash Used in Operating Activities	(21,750)	(23,894)	(142,694)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-	(1,704)
Net Cash Used in Investing Activities	-	-	(1,704)

Cash flows from financing activities:
Advances from related parties	21,750	23,894	144,398
Net Cash Provided by Financing Activities	21,750	23,894	144,398

Net increase (decrease) in cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplementary information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BARCLAY ROAD, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2012
(A DEVELOPMENT STAGE COMPANY)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of June 30, 2012 and the statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Barclay Road, Inc. (the "Company" or "Barclay Road") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

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

Going Concern

The Company’s financial statements as of June 30, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Report on Form-10 for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Assets at Fair Value as of June 30, 2012 and
December 31, 2011 Using
Quoted Prices
		in Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
June 30, 2012	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Total	$-	$-	$-	$-

December 31, 2011

Total	$-	$-	$-	$-

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2012 and the Company did not have any financial liabilities as of June 30, 2012.

The Company has other financial instruments, such as accrued expenses and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accrued expenses and other liabilities approximate their fair values.

5.   ADVANCES FROM RELATED PARTIES
Prior to December 31, 2011, the Company received advances from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $57,551 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount. During the six months ended June 30, 2012 the Company received advances of $21,750, which was recorded as a contribution to paid-in-capital.

As of June 30, 2012 and December 31, 2011, the Company owed these related parties $-0- and $-0-, respectively.

6.     LOAN FROM SHAREHOLDER

During 2007, the Company owed Herbert L. Becker $38,600.  In exchange for this obligation, the Company sold its investment in Lifetime Books.  The Company recorded a gain of $37,457 on the sale of this investment which is included in the statement of operations for the period October 6, 2006 (Date of Inception) through December 31, 2011.

7.    COMMON STOCK
The Company is authorized to issue unlimited common shares of no par value stock, of which 341,743,768 shares were outstanding as of June 30, 2012.  Any amounts included in paid-in capital represents contributions of capital from shareholders or forgiveness of debts from related parties.

On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $57,551 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount. During the six months ended June 30, 2012, an additional $21,750 was received from related parties and recorded as a contribution to paid-in capital.

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

PLAN OF OPERATION

With the sale of our Lifetime Books business, our Board of Directors determined that our business model should be re-evaluated to identify and acquire another business through a business combination.  On September 20, 2011, the Company acquired an oil and gas lease from Mission Energy, LLC, a Kentucky limited liability company ("Mission"), providing the Company of all Mission's right, title and interest in an oil and gas lease in Knox County, Kentucky. Mission is owned and controlled by Walter Powell, our President. In connection with the acquisition of the lease, the Company issued 200,000,000 shares of its common stock to Mission and its designees with a fair value of $260.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

During the six months ended June 30, 2012, we incurred a net loss of $10,298 compared to a net loss of $22,639 for the six months ended June 30, 2011. The decrease in our net loss for the six months ended June 30, 2012 over the comparable period in 2011 is due to a decrease of $12,341 in general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

During the three months ended June 30, 2012, we incurred a net loss of $6,208 compared to a net loss of $14,000 for the three months ended June 30, 2011. The decrease in our net loss for the three months ended June 30, 2012 over the comparable period in 2011 is due to a decrease of $7,792 in general and administrative expenses.

LIQUIDITY

At June 30, 2012, we had a working capital deficit of approximately $8,811, compared with a working capital deficit of approximately $20,263 at December 31, 2011.

At June 30, 2012 and December 31, 2011 we had total assets of approximately $260. We had no cash at June 30, 2012 or at December 31, 2011. Net cash used in operating activities in the six months ended June 30, 2012 was $21,750, as compared with approximately $23,894  in the comparable period in 2011; net cash used in investing activities was $-0- in 2012 and 2011; and net cash provided by financing activities was $21,750 in 2012, as compared with $23,894  in 2011.

 Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the six months ended June 30, 2012, we generated revenues of $-0-, incurred operating expenses of $10,298, and had no net income.  As of June 30, 2012, we had  $-0- of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARCLAY ROAD, INC. (Registrant)

Date: August 14, 2012	By: /s/ Walter Powell Walter Powell
President and Principal Financial Officer