Form 10-Q
period 2012-09-30
BARCLAY ROAD, INC.
filed 2012-11-19
CIK 1381873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

 For the quarterly period ended September 30, 2012
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
 YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 341,743,768 shares of common stock, no par value, issued and outstanding as of November 19, 2012.

BARCLAY ROAD, INC.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BARCLAY ROAD, INC.
BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	December 31,
	2012	2011
Current Assets
Cash	$36,623	$-

Investment in oil and gas properties	260	260
TOTAL ASSETS	$36,883	$260

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$48,042	$20,263

Total Current Liabilities	48,042	20,263

Commitments and Contingencies	-	-

Stockholders' Deficiency:

Common stock, no par value - authorized unlimited;
341,743,768 and 341,743,768 outstanding as of
September 30, 2012 and December 31, 2011, respectively	1,035,362	1,035,362
Paid in capital	185,798	64,048
Deficit accumulated during development stage	(1,232,319)	(1,119,413)

Total Stockholders' Deficiency	(11,159)	(20,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$36,883	$260

See notes to unaudited financial statements.

BARCLAY ROAD, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-

Cost and expenses:
General and administrative expenses	112,506	41,740	102,207	19,101
Impairment loss	-	-	-	-
	112,506	41,740	102,207	19,101

Loss from operations	(112,506)	(41,740)	(102,207)	(19,101)

Other income (expense):
Interest expense	(400)	-	(400)	-
	(400)	-	(400)	-

Loss before provision for income taxes	(112,906)	(41,740)	(102,607)	(19,101)

Provision for income taxes	-	-	-	-

Net loss	$(112,906)	$(41,740)	$(102,607)	$(19,101)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	341,743,768	50,168,676	341,743,768	66,743,768

See notes to unaudited financial statements.

BARCLAY ROAD, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
					Deficit
				Additional	Accumulated
				Paid	During
		Common Stock		in	Development
	Total	Number of shares	Amount	Capital	Stage

Balance, January 1, 2011	$(34,173)	41,743,768	$1,015,102	$6,497	$(1,055,772)

Common stock issued for acquisition of oil
and gas properties	260	200,000,000	260

Common stock issued for debt	20,000	100,000,000	20,000

Contribution from shareholders	57,551			57,551

Net loss	(63,641)				(63,641)

Balance, December 31, 2011	(20,003)	341,743,768	1,035,362	64,048	(1,119,413)

Contribution from shareholders	121,750			121,750

Net loss	(112,906)				(112,906)

Balance, September 30, 2012	$(11,159)	341,743,768	$1,035,362	$185,798	$(1,232,319)

See notes to unaudited financial statements.

BARCLAY ROAD, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(112,906)	$(41,740)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	-	1,500
Changes in operating assets
and liabilities:		-
Increase in accrued expenses and accounts payable	27,779	745
Net Cash Used in Operating Activities	(85,127)	(39,495)

Cash flows from investing activities:
Purchase of property, plant and
equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash flows from financing activities:
Proceeds from loans	8,500
Payment of loans	(8,500)
Advances from related parties	121,750	39,495
Net Cash Provided by Financing Activities	121,750	39,495

Net increase (decrease) in cash	36,623	-

Cash - beginning of year	-	-

Cash - end of year	$36,623	$-

Supplementary information:
Cash paid during the year for:
Interest	$400	$-
Income taxes	$-	$-

See notes to unaudited financial statements.

BARCLAY ROAD, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2012 and the statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Barclay Road, Inc. (the "Company" or "Barclay Road") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

Organization

Barclay Road, Inc. ("Barclay Road" or the "Company") was incorporated on October 20, 2006 pursuant to the laws of Wyoming.

The Company is no longer considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 205-915 "Development Stage Entities".  Planned principal activities have commenced to provide significant revenues in October 2012.  The Company is currently engaged in the trucking business to backhaul material in completion of the site preparation of the Fort Lauderdal-Hollywood International Airport in Broward County, Florida.

Recent Developments

On September 17, 2012, the Company received delivery of a fully-executed Subcontract Agreement, dated as of August 2, 2012 (the "Agreement"), by and between Odebrecht - CFE Joint Venture (the "Contractor") and the Company.  The Agreement is entered into pursuant to a prime contract between Broward County, Florida, and the Contractor for the construction and completion of the site preparation and NADAIDS Infrastructure at the Fort Lauderdale-Hollywood International Airport in Broward County ("FLL Airport").

Under the Agreement, the Company has contracted to haul 1,800,000 tons of fill rock from one of more designated quarries in Medley or Pompano Beach, Florida, to FLL Airport, for a total contract price of $7,740,000.  If requested by the Contractor, the Company has agreed to backhaul material and perform miscellaneous hauling at separate negotiated rates per load or hour.  In lieu of a performance bond, the Agreement provides for retainage from each payment made to the Company by the Contractor, up to a maximum retainage of $200,000.

A minimum of 30 trucks is required for the Company's performance of Agreement over an estimated term of ten months.  The Company has commenced operations under the Agreement utilizing eight leased trucks.

Under the Agreement, the Company will operate as a truckload contract carrier for the term of the Agreement.  The Company may also in the future negotiate to ship other commodities or freight for other customers over various distances on a regional basis.  As a contract carrier, our hauling operations rates are specified under the Agreement, but could be negotiated with other shippers, where they would be dependent upon competition, place of origin and destination, and the type of commodity being hauled.

The Company initially contracted for and leased eight trucks for our operations, and the Company will be required to obtain additional trucks to perform its trucking services under the Agreement.  The Company is seeking equipment financing and intend to own and operate these additional trucks when purchased.

The Company intends to expand its reach of operations beyond the scope of the Agreement.  The Company intends to bid for current, upcoming and future work in the region.  When possible, the Company intends to expand its equipment inventory through structured equipment lease agreements to allow the Company to take advantage of growth opportunities without incurring the costs of acquiring equipment.

Basis of Presentation

On November 2, 2006, the Company entered into a plan of merger with Lifetime Books, Inc. ("Lifetime Books").  In connection with the plan of merger, the Company acquired the assets and assumed the liabilities of Lifetime Books.  For accounting purposes, the plan of merger has been treated as a recapitalization of Lifetime Books (subsidiary) as the acquirer.  The financial statements prior to November 2, 2006 are those of Lifetime Books.

As provided for in the plan of merger, the stockholders at Lifetime Books received 251,720 of Barclay Road common stock, representing 100% of the outstanding stock after the merger, in exchange for the outstanding common shares of Lifetime Books common stock, which was accounted for as a reverse acquisition.  The financial statements reflect the retroactive restatement of Lifetime Books' historical stockholders' equity to reflect the equivalent number of shares of common stock issued in the plan of merger.

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

On September 17, 2012, the Company contracted to backhaul material in completion of the site preparation of the Fort Lauderdale-Hollywood International Airport.

Going Concern

The Company's financial statements as of September 30, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise.  The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and drilling and exploration for oil and natural gas.  There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure.  Management is actively seeking additional capital to ensure the continuation of its activities.  However, there is no assurance that additional capital will be obtained or that the Company will be profitable.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 1 of the Company's Report on Form-10 for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the nine months ended September 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measure fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

Assets at Fair Value as of September 30, 2012 and
December 31, 2011 Using
Quoted Prices
		in Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2012

Total	$36,623	$36,623	$-	$-

December 31, 2011

Total	$-	$-	$-	$-

There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2012 and the Company did not have any financial liabilities as of September 30, 2012.

The Company has other financial instruments, such as accrued expenses and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accrued expenses and other liabilities approximate their fair values.

4.	ADVANCES FROM RELATED PARTIES

Prior to December 31, 2011, the Company received advances from certain shareholders to pay obligations for the Company.  These advances are interest free and are due on demand.  On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $57,551 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount.  During the nine months ended September 30, 2012, the Company received advances of $121,750, which was recorded as a contribution to paid-in-capital.

In August 2012, the Company received a short-term advance from a related party in the amount of $8,500.  The advance was repaid in September 2012.  The Company recorded interest expense in the amount of $400.

As of September 30, 2012 and December 31, 2011, the Company owed these related parties $-0- and $-0-, respectively.

5.	COMMON STOCK

The Company is authorized to issue unlimited common shares of no par value stock, of which 341,743,768 shares were outstanding as of September 30, 2012.  Any amounts included in paid-in-capital represents contributions of capital from shareholders or forgiveness of debts from related parties.

On September 28, 2011, the Company agreed to issue the debt holders 100,000,000 shares of common stock to liquidate outstanding debt of $20,000, which shares were issued in October 2011.  The balance of the debt in the amount of $57,551 was forgiven and the Company recorded the forgiveness as a contribution to paid-in-capital from the debt holders and increased paid-in-capital for the same amount.  During the nine months ended September 30, 2012, an additional $121,750 was received from related parties and recorded as a contribution to paid-in-capital.

On September 20, 2011, in connection with the acquisition of an oil and gas lease, the Company issued 200,000,000 shares of its common stock to Mission Energy LLC and its designees with a fair value of $260.

6.	SUBSEQUENT EVENTS

On November 14, 2012, the Company received proceeds of $100,000 from a third party in the form of a promissory note.  The note bears interest @ 10% per annum and is payable quarterly.  The note matures on November 14, 2013.  The lender has the right to renew the promissory note for another period of 12 months by notifying the company 30 days before maturity.

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

PLAN OF OPERATION

With the sale of our Lifetime Books business, our Board of Directors determined that our business model should be re-evaluated to identify and acquire another business through a business combination.  On September 20, 2011, the Company acquired an oil and gas lease from Mission Energy, LLC, a Kentucky limited liability company ("Mission"), providing the Company of all Mission's right, title and interest in an oil and gas lease in Knox County, Kentucky. Mission is owned and controlled by Walter Powell, our President. In connection with the acquisition of the lease, the Company issued 200,000,000 shares of its common stock to Mission and its designees with a fair value of $260. The lease consists of approximately 52 acres, has a well spacing requirement of 10 acres, and is in the Appalachian Basin.  We estimate that development of the first oil and/or gas well on this property would require up to $200,000 in additional capital.

On September 17, 2012, we  received delivery of a fully-executed Subcontract Agreement, dated as of August 2, 2012 (the “Agreement”), by and between Odebrecht – CFE Joint Venture (the “Contractor”) and the Company. The Agreement is entered into pursuant to a prime contract between Broward County, Florida, and the Contractor for the construction and completion of the site preparation and NAVAIDS Infrastructure at the Fort Lauderdale-Hollywood International Airport in Broward County (“FLL Airport”).  Under the Agreement, we have contracted to haul 1,800,000 tons of fill rock from one or more designated quarries in Medley or Pompano Beach, Florida, to FLL Airport, for a total contract price of $7,740,000. A minimum of 30 trucks is required for our performance of the Agreement over an estimated term of ten months. We have commenced operations under the Agreement utilizing eight leased trucks. We are seeking equipment financing and intend to own and operate these additional trucks when purchased.    We will have  to  obtain  significant  additional  capital  to  continue with our new business, and there is no assurance that we will be able to obtain sufficient capital to continue to implement operations under the Agreement. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These uncertainties, however, raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

During the nine months ended September 30, 2012 and 2011, we had no revenues, and incurred expenses of $112,506 and $41,740, respectively.  In this period, we incurred a net loss of $112,906 compared to a net loss of $41,740 for the nine months ended September 30, 2011. The increase in our net loss for the nine months ended September 30, 2012 over the comparable period in 2011 is due to an increase in general and administrative expenses in the amount of $70,766, in connection with the Company's trucking business which commenced operations in October 2012.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

During the three months ended September 30, 2012 and 2011, we had no revenues and incurred expenses of $102,207 and $19,101, respectively.  In this period, we incurred a net loss of $102,607 compared to a net loss of $19,101 in 2011. The increase in our net loss for the three months ended September 30, 2012 over the comparable period in 2011 is due to a an increase in general and administrative expenses in the amount of $83,106, in connection with the Company's trucking business which commenced operations in October 2012.

LIQUIDITY

At September 30, 2012, we had a working capital deficit of approximately $11,400, compared with a working capital deficit of approximately $20,263 at December 31, 2011.

At September 30, 2012, we had total assets of approximately $36,883, as compared with total assets of $260 at December 31, 2011. We had $36,623 in cash at September 30, 2012, as compared with no cash at December 31, 2011. Net cash used in operating activities in the nine months ended September 30, 2012 was $85,127, as compared with $39,495 in the comparable period in 2011; net cash used in investing activities was $-0- in 2012, as compared with  $-0- in 2011; and net cash provided by financing activities was $121,750 in 2012, as compared with $39,495 in 2011.

Our operations have never been profitable, and we may continue to incur operating losses in the future. In the nine months ended September 30, 2012, we generated no revenues, incurred operating expenses of $112,506, and had no net income.  As of September 30, 2012, we had  $36,623 of cash on hand to fund  operations.  There is no assurance that we will operate profitably in the future.

We will  have  to  obtain  significant  additional  capital  to  continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement our business plan.  On November 14, 2012, the Company received proceeds of $100,000 from a third party in the form of a promissory note.  The note bears interest @ 10% per annum and is payable quarterly.  The note matures on November 14, 2013.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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
.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

As of August 2, 2012, the Company completed the transaction of its entering into the Agreement with the Contractor, which had the effect of causing the Company to cease to be a “shell company”, as defined in rule 12b-2 under the Exchange Act.

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

BARCLAY ROAD, INC. (Registrant)

Date: November 19, 2012	By: /s/ Walter Powell Walter Powell
President and Principal Financial Officer